Form 10-K/A
period 1995-05-31
UNIHOLDING CORP
filed 1995-10-16
CIK 354199

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A-2

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended     May 31, 1995
                              ------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ____________

                         COMMISSION FILE NO. 0-9833

                              UNIHOLDING CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Delaware                                               58-1443790
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation)                                          Identification Number)

96 Spring Street, New York, New York                             10012
------------------------------------                    ----------------------
(Address of principal executive offices)                       Zip Code)


Registrant's telephone number, including area code: (212) 219-9496
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock, $0.01 Par Value Per Share
                 -------------------------------------------
                              (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file, such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

As of August 28, 1995, 24,340,730 shares of Registrant's Common Stock, par value $0.01 per share, were outstanding. The aggregate market value of the Common Stock, based on the closing price on The Nasdaq Stock Market/Nasdaq Small Caps as of August 28, 1995, held by nonaffiliates of the Registrant was approximately $52.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                      MANUALLY SIGNED AUDITORS' OPINION
                          TO FINANCIAL SCHEDULE II

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES




To UniHolding Corp.

We have audited, in accordance with generally accepted auditing standards, the combined balance sheet of Unilabs SA and Uni Clinical Laboratories UCL Engineering SA, the Predecessor Company to UniHolding Corp as of May 31, 1993, and the related combined statements of operations, stockholders equity and cash flows for the year then ended, included in Uni Holding Corp. Form 10K and have issued our report thereon dated August 26, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the year ended May 31, 1993 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN SA

/s/ Don W. Person
/s/ Philippe Stockli

ARTHUR ANDERSEN SA
Geneva, Switzerland
August 26, 1994

                                   SIGNATURES

       Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UniHolding Corp.


Date: 10-12-95                           By:   /s/ Bruno Adam
     -------------                          -----------------------
                                            Bruno Adam
                                            Treasurer/CFO

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Edgard Zwirn                              Date: 10-12-95
   ---------------------------
   Edgard Zwirn
   CEO and Director

By:  /s/  Bruno Adam                               Date: 10-12-95
   ---------------------------
   Bruno Adam
   CFO, Treasurer and Director

By:  /s/ Enrico Gherardi                           Date: 10-12-95
   ---------------------------
   Enrico Gherardi
   Director