Form 10-Q
period 1995-08-31
UNIHOLDING CORP
filed 1995-10-19
CIK 354199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       August 31, 1995
                                     ---------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period            to
                          ----------    ---------

                           COMMISSION FILE NO. 0-9833

                                UNIHOLDING CORP.
                                ----------------

             (Exact name of registrant as specified in its charter)

         Delaware                                               58-1443790
----------------------------                              ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                         Identification Number)

96 Spring Street, 8th Floor, New York, New York                   10012
-----------------------------------------------------     ----------------------
        (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (212) 219-9496
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of October 13, 1995, there were 24,490,730 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                        UNIHOLDING CORP. AND SUBSIDIARIES
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

                                      INDEX

                                                                           Page
                                                                           ----
PART I      -    FINANCIAL INFORMATION:

    Item 1.      Financial Statements                                        3

                 Consolidated Balance Sheets - August 31, 1995
                 and May 31, 1995                                            4

                 Consolidated Statements of Operations -
                 Three month periods ended
                 August 31, 1995 and 1994                                    6

                 Consolidated Statements of Cash Flows -
                 Three month periods ended August 31, 1995
                 and 1994                                                    7

                 Notes to Unaudited Consolidated Financial Statements        9

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                 13

PART II     -    OTHER INFORMATION:

    Item 1.      Legal Proceedings                                          16

    Item 5.      Other Items                                                17

    Item 6.      Exhibits                                                   17

                 Signatures                                                 18

                 Exhibits (28)                                              19

                         PART I - FINANCIAL INFORMATION


    ITEM 1.      FINANCIAL STATEMENTS

                        UNIHOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                         ASSETS                                   August 31, 1995   May 31, 1995
                                                                  ---------------   ------------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                          $  2,297        $ 16,939
   Accounts receivable, net of allowance for doubtful accounts          15,535          17,890
   Due from related companies                                              132             124
   Inventories                                                           1,819           1,867
   Prepaid expenses                                                      2,566           2,921
   Other current assets                                                  1,119           1,413
                                                                      --------        --------
        Total current assets                                            23,468          41,154
                                                                      --------        --------
NON-CURRENT ASSETS:
   Long-term notes receivable                                              769           2,815
   Intangible assets, net                                               57,766          55,654
   Property, plant and equipment, net                                   32,843          33,511
   Other assets, net                                                       679             424
                                                                      --------        --------
        Total non-current assets                                        92,057          92,404
                                                                      --------        --------
                                                                      $115,525        $133,558
                                                                      ========        ========

                        See notes to financial statements

                        UNIHOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

          LIABILITIES AND STOCKHOLDERS' EQUITY                       August 31, 1995    May 31, 1995
                                                                     ---------------    ------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                                                       $  5,409          $  6,501
   Lease payable, short-term portion                                        1,089             1,021
   Payable to related parties                                                --                 338
   Trade payables                                                           5,024             4,854
   Accrued liabilities                                                      4,772             4,997
   Long-term debt, current portion                                         19,258             4,378
   Taxes payable, current portion                                           3,007             2,751
                                                                         --------          --------
        Total current liabilities                                          38,559            24,840
                                                                         --------          --------
NON-CURRENT LIABILITIES:
   Lease payable, non-current                                               1,800             1,386
   Long-term debt, non-current                                             30,153            32,662
   Taxes payable, long-term portion                                           191               195
   Deferred taxes                                                           4,055             4,534
                                                                         --------          --------
        Total non-current liabilities                                      36,199            38,777
                                                                         --------          --------
        Total liabilities                                                  74,758            63,617
                                                                         --------          --------
MINORITY INTERESTS                                                          5,395            32,064
                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; authorized 60,000,000 shares;
    issued and outstanding 24,340,730 at August 31, 1995
     and 24,240,730 at May 31, 1995                                           243               242
   Additional paid-in capital                                              28,589            31,008
   Cumulative translation adjustment                                          283             1,174
   Retained earnings                                                        6,257             5,453
                                                                         --------          --------
        Total stockholders' equity                                         35,372            37,877
                                                                         --------          --------
                                                                         $115,525          $133,558
                                                                         ========          ========


                        See notes to financial statements

                        UNIHOLDING CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                        Three Months ended August 31
                                                           1995              1994
                                                           ----              ----
REVENUE                                                 $    22,063      $    18,229

Operating expenses:

   Salaries and related charges                               9,963            8,218
   Supplies                                                   3,457            3,451
   Other operating expenses                                   5,216            3,453
   Depreciation and amortization of tangible assets           1,526            1,149
   Amortization of intangible assets                            585              494
                                                        -----------      -----------
OPERATING INCOME                                              1,316            1,464

Interest, net                                                  (473)            (458)
Other, net                                                      679              (57)
                                                        -----------      -----------
Income before taxes and minority interests                    1,522              949
Tax provision                                                  (403)            (416)
                                                        -----------      -----------
Income before minority interests                              1,119              533

Minority interests in income                                   (315)            (351)
                                                        -----------      -----------
NET INCOME                                              $       804      $       182
                                                        ===========      ===========
Weighted average common shares outstanding               24,304,860       22,449,099

Earnings per share of common stock                      $      0.03      $      0.01

                        See notes to financial statements

                        UNIHOLDING CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three Months ended August 31
                                                                          1995              1994
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   804           $   182
   Adjustments to reconcile net income to net cash
     provided by operations:
   Minority interests in income                                             315               351
   Depreciation and amortization of tangible assets                       1,526             1,149
   Amortization of intangible assets                                        585               494
   Other non-cash expenses                                                   (4)               (2)
   Net changes in assets and liabilities, net of acquisitions:
     (Increase) Decrease in accounts receivable                           1,918             1,542
     Decrease in inventories                                               --                (104)
     (Increase) in prepaid expenses                                         189             1,211
     (Increase) Decrease in other assets                                    255               374
     Increase (Decrease) in trade payables                                  292              (610)
     Increase (Decrease) in accrued liabilities                            (249)           (1,465)
     Increase (Decrease) in reserve for taxes                               348            (1,079)
     Increase in deferred taxes                                            (378)              141
                                                                        -------           -------
   Net cash provided by operating activities                              5,601             2,184
                                                                        -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash proceeds from issuance of share capital                             525              --
   Repayment of long-term debt                                           (1,628)             (217)
   Cash proceeds from long-term debt                                       --                 901
   Proceeds (reimbursement) from (of) bank overdrafts                      (974)              864
   Proceeds (repayment) of lease debt                                       563               247
                                                                        -------           -------
   Net cash provided by (used in) financing activities                   (1,514)            1,795
                                                                        -------           -------

                                   (continued)

                        UNIHOLDING CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                           Three Months ended August 31
                                                               1995          1994
                                                               ----          ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property and equipment            (1,681)         (1,243)
   Loans and advances (to) from affiliates,
     related companies and shareholders                         (868)         (2,786)
   Payment for purchase of interest in subsidiaries          (13,000)           --
   Payment for purchase of intangible assets                    (227)            (17)
   Payment for purchase of treasury stock                     (2,945)
   Proceeds from sale of assets                                   50            --
                                                            --------         -------
   Net cash used in investing activities                     (18,671)         (4,046)
                                                            --------         -------

Effect of exchange rate changes on cash                          (58)             56

Net increase (decrease) in cash and cash equivalents         (14,642)            (11)
Cash and cash equivalents, beginning of year                  16,939           1,095
                                                            --------         -------

Cash and cash equivalents, end of period                    $  2,297         $ 1,084
                                                            ========         =======


                        See notes to financial statements

                        UNIHOLDING CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Monetary amounts in thousands, except per share data)

1.       DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

         As more fully discussed in UniHolding Corp.'s ("UniHolding") Annual Report on Form 10-K for the year ended May 31, 1995, UniHolding and its subsidiaries (collectively the "Company") primarily provide clinical laboratory testing services to physicians, managed care organizations, hospitals and other health care providers through its laboratories in Switzerland, the United Kingdom, Italy and Spain.

         On March 31, 1994 UniHolding issued 13,103,459 shares (65.75%) of its common stock, a promissory note in the amount of $18,000 and canceled a debt in the amount of $2,900 in exchange for 60% of the capital stock of Unilabs Group Limited ("UGL"), 100% of the capital stock of Uni Clinical Laboratories UCL Engineering SA ("UCLE"), and options to acquire certain laboratory operating companies in Spain and Italy from Unilabs Holdings SA, a Panama corporation, ("Holdings") pursuant to a stock exchange agreement between UniHolding and Holdings.

         UGL was formed pursuant to a Stock Purchase Agreement dated January 19, 1993 among Unilab Corporation ("Old Unilab"), MetCal, Inc. (now known as "Unilab Corporation") and Holdings. Pursuant to the agreement, which closed on November 10, 1993, Holdings contributed 70% of Unilabs SA, a Swiss corporation ("ULSA"), subject to the assumption by Unilab Corporation from UGL of a liability of $21,000 to Holdings and Unilab Corporation contributed 100% of the capital stock of JS Pathology plc ("JSP") in exchange for 60% and 40%, respectively, of the capital stock of UGL. Subsequent to November 10, 1993, Holdings and Unilab agreed upon an increase in the relative value of Holdings' original contribution by approximately $4,100. Accordingly, UGL issued a note in this amount to Holdings. JSP was subsequently transferred to United Laboratories Limited ("ULL"), a newly formed United Kingdom corporation and 100% subsidiary of UGL, in a reorganization which is deemed to have occurred as of November 10, 1993.

         The acquisitions referred to above were accounted for as the reverse acquisition of UniHolding by an "accounting entity" consisting of ULSA and UCLE because following the acquisitions the former shareholders of ULSA and UCLE were in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition, at fair value, of the net assets of UniHolding in exchange for the issuance of UniHolding's common stock outstanding before the transaction.

         The Company accounted for the net assets of UniHolding at the fair value of the net assets acquired as of March 31, 1994.

         On May 31, 1995, the Company exercised its options, acquired on March 31, 1994, to acquire Spanish and Italian laboratory operations from Holdings for an aggregate cost of $7,342 paid in the form of two promissory notes offset against cash advances. The acquisitions were accounted for at predecessor cost.

         As of May 29, 1995, with a view to streamlining the European subsidiary structure, UGL sold ULL, its wholly-owned subsidiary, to ULSA, currently an 87.2% subsidiary of UGL.

         As of June 30, 1995, the Company, UGL and Unilab entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to JSP, and $15,000 in the form of a one-year, interest-bearing promissory note. The agreement provides that if the note is still unpaid six months after its due date, Unilab has the right to convert it into shares of the Company's common stock. The acquisition of the minority interest in UGL has been accounted for as a purchase and the excess of the purchase price over the fair value, which approximates the carrying value, of the assets acquired has been allocated to goodwill.

         The accompanying financial statements have been prepared based on generally accepted accounting principles in the United States and include the accounts of all the subsidiaries, as restated for this purpose.

2.       MANAGEMENT OPINION

         In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature.

         The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended May 31, 1995.

         The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to the seasonal fluctuations which are normal for the Company's business.

3.       NET INCOME PER SHARE

         Net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

4.       PAID-IN CAPITAL INCREASE

         As of July 3, 1995, the Company issued 100,000 new shares of common stock to one investor, at a price of $5.50 per share, including warrants for 50,000 shares at a price of $6.75 exercisable for 18 months from July 3, 1995. See also Note 7.

5.       CUMULATIVE TRANSLATION ADJUSTMENT

         The Company's operations are located in Switzerland, the United Kingdom, Italy and Spain. Its net assets, revenues and expenses are substantially all denominated in Swiss franc, Sterling pound, Italian lire, and Spanish pesetas, while the Company presents its consolidated financial statements in US dollars. In accordance with generally accepted accounting principles in the United States, net gains and losses arising upon translation from local currency financial statements are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account, which may be realized upon the eventual disposition by the Company of part or all of its investments.

6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              Three months ended August 31
                                                1995                1994
                                                ----                ----
Cash paid during the period for
Interest                                       $ 747              $  417
Income taxes                                     369               1,180

During the period ended August 31, 1995, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP.

7.       ACQUISITION OF TREASURY STOCK

         At various times during the quarter ended August 31, 1995, the Company transferred funds to Holdings, with a view to enable Holdings to acquire some shares of the Company's stock, either from private sources or on the market. As of August 31, 1995, the balance due by Holdings was approximately $2,900. The Company has agreed with Holdings that the balance will be paid by Holdings through the subsequent transfer of 620,000 shares of the Company's stock.

8.       EXPANSION INTO CLINICAL TRIALS

         As of March 1, 1995, the Company entered into a Cooperation Agreement, a License Agreement and a Marketing Agreement (together referred to as the "NDA Agreements") with NDA Clinical Trials Services Inc., a Delaware corporation ("NDA") to provide laboratory testing services to the pharmaceutical industry in clinical evaluations conducted in both the United States and Europe. According to the NDA Agreements, the Company and NDA will seek to offer a unique service to the pharmaceutical industry through their joint efforts in conducting laboratory tests of pharmaceutical products, utilizing similar procedures and data management thereby providing a global product. European operations commenced in the Summer of 1995.

         In connection therewith, the Company has formed a wholly-owned subsidiary whose only activity will be to sell and perform clinical trials services. The subsidiary's name is Unilabs Clinical Trials Ltd. ("UCT"), and is domiciled in London (UK). Because the actual operation only commenced in July 1995, during the quarter ended August 31, 1995, UCT has not recorded any income, while it has incurred expenses aggregating approximately $130. The Company's Board of Directors has concluded that such expenses are of a start-up nature, and therefore has decided to defer such expenses to future periods when the subsidiary begins to generate income. The Company's Board of Directors believes that such start-up costs will be recoverable from income generated in future periods.

9.       SUBSEQUENT EVENTS

         In connection with its decision to expand into the clinical trials business, as of October 16, 1995, the Company entered into a Stock Purchase Agreement and an Option Agreement with NDA. Under these Agreements, the Company acquired 17% of NDA's capital through the purchase of newly-issued shares, together with an option to increase its stake in NDA to 30% on or before May 31, 1998. The consideration for the acquisition of 17% was $1,188 paid in cash at closing. The price for the acquisition of the additional 13% will be based on a formula linked to NDA's revenues for its fiscal year ending December 31, 1997.

         Simultaneously, UCT granted to NDA and NDA's stockholders (excluding the Company), an option to subscribe to new shares of UCT based on a formula linked to UCT's revenues for its fiscal year ending May 31, 1998. The option is contingent upon the Company exercising its option on NDA's equity, and is limited to a maximum of 5/7th of the Company's aggregate investment in NDA.

         As of October 5, 1995, the Company issued 150,000 new shares of common stock to two investors, at a price of $5.50 per share, including warrants for 75,000 shares at a price of $6.50 exercisable for 18 months from October 5, 1995.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         As discussed in Note 1 to the accompanying financial statements, the Company's results for the three month period ended August 31, 1995 give effect to the acquisition by UniHolding and UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the three month period ended August 31, 1994 included a 40% minority interest on UGL's earnings. The financial statements also give effect to the acquisition of ULL by ULSA from UGL. The following table presents the required adjustments to the results of operations for the three month period ended August 31, 1994, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1994, and had ULL been owned by ULSA as of June 1, 1994 (unaudited). The results of operations for the three month period ended August 31, 1994 were translated into U.S. dollars using the exchange rates which were then valid.

         Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the three month period ended August 31, 1994.

                                                    Three months ended August 31, 1994
                                                    ----------------------------------           Three months ended
                                                 As reported     Adjustments     Pro forma         August 31, 1995
                                                 -----------     -----------     ---------         ---------------
Revenue                                            $18,229                         $18,229            $22,063

Operating expenses:
    Salaries and related charges                     8,218                           8,218              9,963
    Supplies                                         3,451                           3,451              3,457
    Other Operating expenses                         3,453                           3,453              5,216
    Depreciation                                     1,149                           1,149              1,526
    Amortization                                       494            25               519                585
                                                   -------         -----           -------            -------
Operating income                                     1,464           (25)            1,439              1,316

Interest, net                                         (458)         (414)             (872)              (473)
Other, net                                             (57)                            (57)               679
                                                   -------         -----           -------            -------
Income before taxes and minority interests             949          (439)              510              1,522
Tax provision                                         (416)          124              (185)              (403)
                                                                      65
                                                                      41
                                                   -------         -----           -------            -------
Income before minority interests                       533          (209)              324              1,119

Minority interests in income                          (351)          140              (207)              (315)
                                                                      18
                                                                      (8)
                                                                      (5)
                                                   -------         -----           -------            -------
Net income                                            $182          $(69)             $117               $804
                                                   =======         =====           =======            =======
Weighted average common shares outstanding                                      22,449,099         24,304,860

Earnings per share of common stock                                                   $0.01              $0.03

THREE MONTHS ENDED AUGUST 31, 1995 COMPARED WITH THE THREE MONTHS ENDED AUGUST 31, 1994

         Consolidated revenue denominated in US dollars increased to $22.1 million for the three months ended August 31, 1995 as compared to the similar prior year period, representing an increase of $3.9 million or 21.4%. Excluding the effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $2.6 million), and excluding revenue generated by the newly-acquired Italian and Spanish operations ($1.3 million), revenue generated by operations remained essentially stable. Revenue generated by the Swiss operations remained stable, because of an increase in specimen volume was offset by a decrease in revenue resulting from the sale of a subsidiary in October 1994. Revenue generated by the UK operations increased by a modest amount only because additional revenue resulting from the NHS contract was offset by the loss of a significant client, the full effect of which was not yet reflected in the three months ended August 31, 1994.

         Operating income for the three months ended August 31, 1995 decreased by $0.1 million versus the comparable prior year period. Excluding the effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $0.2 million), and the effect of expenses incurred by the newly-acquired Italian and Spanish operations ($1.3 million), this decrease resulted primarily from an increase in operating costs related to the strengthening of certain administrative functions while the overall level of sales remained stable. The contribution to operating income by the Swiss operations was higher than in the prior year comparable period, whereas the contribution to operating income by the UK operations was lower.

         Interest expense remained essentially stable during the three months ended August 31, 1995 as compared to the similar prior year period, due to higher average borrowings level by the Company resulting principally from the Company's acquisition of the 40% minority interest in UGL, offset by an overall decrease in interest rates.

         Other income increased to $0.6 million, due primarily to exchange gains realized on certain assets and liabilities as a result of fluctuations in exchange rates.

         Provision for income taxes remained stable as compared to the comparable prior year period.

         Minority interests in income remained stable as compared to the comparable prior year period. This stability resulted from the increase in the minority interest in income of certain subsidiary operations, and from the decrease in the minority interest in income of UGL due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended August 31, 1995 amounted to $5.6 million, an increase of $3.4 million from the prior year primarily due to decreases in working capital needs.

         Net cash used in financing activities for the three months ended August 31, 1995 was $1.5 million, as compared to net cash generated by financing activities of $1.8 million in the comparable prior year period. The change primarily resulted from repayment of bank borrowings.

         Net cash used in investing activities for the three months ended August 31, 1995 was $18.7 million, consisting primarily of capital expenditures incurred in connection with new laboratory equipment, lending to group companies, acquisition of treasury stock and the purchase of the 40% minority interest in UGL as of June 30, 1995. This compares to $4.0 million used in investing activities in the comparable prior year period, which had been used for purchases of property and equipment and for lending to affiliates.

         The Company's bank facilities provide for a total of approximately $38 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of October 13, 1995, the Company had approximately $4.1 million of availability under the aggregate credit facilities. Cash on hand, cash flows from operations and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions, and working capital for the foreseeable future.

OTHER

         On June 30, 1995, the Company, UGL and Unilab entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to JSP, and $15,000 in the form of a one-year, interest-bearing promissory note. While the agreement provides that if the note is still unpaid six months after its due date, Unilab has the right to convert it into shares of the Company's common stock, the Company intends to pay the note on or before its due date. In connection with this note, the Company is considering raising additional capital through debt or equity financing.

         In July 1995, the Company issued 100,000 new shares of common stock to one investor, at a price of $5.50 per share, including warrants for 50,000 shares at a price of $6.75 exercisable for 18 months from July 3, 1995.

         In October, 1995, the Company issued 150,000 new shares of common stock to two investors, at a price of $5.50 per share, including warrants for 75,000 shares at a price of $6.50 exercisable for 18 months from October 5, 1995.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ARBITRATION

         As described and discussed more thoroughly in the Company's Annual Report on Form 10-K for the year ended May 31, 1995, the Company is entitled to 80% of the net recovery (less legal fees and costs) of any settlement or successful resolution of the pending arbitration instituted by Americanino Capital Corp. ("ACC") pursuant to an agreement by which the Company sold its remaining interest in ACC.

         In February 1993, ACC instituted the arbitration proceedings against Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, FIBRA S.p.A., GEFAPI S.p.A., "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A., PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Milan, Italy), and BANQUE PARIBAS (Paris, France) (hereinafter collectively referred to as the "Defendants") for misrepresentations and fraudulent conduct in the negotiation, consummation and performance under an agreement by and between the abovementioned parties. The arbitration is presently pending before an Arbitral Tribunal of three qualified arbitrators (the "Arbitral Tribunal") under the auspices of the International Court of Arbitration. A Draft of the Terms of Reference to be used in the proceedings was established by the Arbitral Tribunal and communicated to the respective parties on September 6, 1994. A hearing was held on November 9, 1994 to discuss and finalize the Draft Terms of Reference. As of November 9, 1994, the Terms of Reference were sent to all the parties for signature with a deadline date of February 15, 1995. Because certain Defendants did not sign within the prescribed time limit, the International Court of Arbitration decided on March 29, 1995, to approve the Terms of Reference, and to grant a time limit of 15 days to these Defendants to sign such Terms, whereupon the proceedings will go forward irrespective of who has signed the Terms of Reference. The International Court of Arbitration further summoned all the Defendants to effectuate payment within 30 days in the amount of $212,500 representing their share of the advance costs. In the meantime, on February 24, 1995, the Arbitral Tribunal fixed a deadline date of April 30, 1995 for the Claimant, ACC, to file its brief on jurisdiction and on the merits of its claim; and fixed a deadline date of July 31, 1995 for all the Defendants to file their briefs in reply. ACC has filed its Brief with the International Court of Arbitration in compliance with the deadline. In July 1995, the Company decided to open a bank guarantee in favor of the International Court of Arbitration to cover the amount of $212,500 which the Defendants have failed to pay, in order for the proceedings to continue. In July 1995, ACC was notified by the Panel that PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) on one hand, and Mr. MANZALI on the other hand, had each appointed new legal counsels, who requested an extension of the July 31 reply deadline in order to be able to study the files. The Panel agreed to such an extension. Accordingly, a new deadline date of September 30, 1995 was set by the Panel for all the Defendants to file their briefs in reply. To the Company's knowledge, all Defendants filed their briefs in reply, with the exception of Messrs. Schiena and Palma, and of GEFAPI S.p.A. The next step should be for ACC to file a further brief responding to the replies. Such is expected to take place sometime before December 31, 1995.

         The Company intends to monitor the proceedings. While, to the best of the Company's knowledge, the Claimant appears to have a legitimate claim, there can be no assurance that an award will be rendered in ACC's favor and thus benefit the Company as provided under the terms of the ACC Sale Agreement. The Company believes that any estimate of recovery is still subject to many factors beyond the Company's control. Pending developments in the arbitration proceedings, and in absence of other criteria, the management of the Company has recorded its rights at a present fair market value of $10,000 which is estimated to be the amount an unrelated party might presently pay to acquire all such rights arising from the ACC Sale Agreement. Realization of any amount is entirely dependent upon a favorable award from the Court and the collection thereof, if any, from the Defendants. The Company's management will continuously monitor and report the progress of the proceedings.

ITEM 5.  OTHER ITEMS

PROPOSED RESTRUCTURING OF SUBSIDIARY RELATIONSHIP

         The Company is presently considering restructuring its relationship with UCT, in view of the various agreements now in existence with NDA. The Company has determined that the best financial strategy for maximizing the present and future value of the Company and its anticipated growth, is to effect a spin-off of the clinical trials business conducted by UCT to the Company's shareholders. The Company is now working on the details of such action, including the legal and tax aspects of such a change upon the Company and its shareholders.

PROPOSED OFFERING OF NEW SHARES UNDER REGULATION S

         The Company is presently reviewing several alternatives to expand its operations. In order to raise funds to enable the Company to consider such actions, the Company is currently offering a maximum of 7.5 million newly-issued shares of the Company in the Offshore Market to certain European investors presently not affiliated with the Company. The shares are being offered in the offshore market in accordance with Regulation S, which provides an exemption to registration of the shares from the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

         Exhibits included hereinafter are as follows:

         Material Contracts: Stock Purchase Agreement, Option Agreement, Registration Rights Agreement and UCT Option Agreement.

         Press Release: UniHolding Corp. Announces Further Expansion Into Clinical Trials Testing

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   UniHolding Corp.

                                   By:  /s/ Bruno Adam by Melanie K. Stapp (poa)
                                        ----------------------------------------
                                        Bruno Adam, CFO
                                        By: Melanie K. Stapp by Power
                                        of Attorney

Date:   10-17-95
      ------------

                                EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

10.1                   Stock Purchase Agreement

10.2                   Option Agreement

10.3                   Registration Rights Agreement

10.4                   UCT Option Agreement

27                     Financial Data Schedule

99 Press Release: UniHolding Corp. Announces Further Expansion Into Clinical Trials Testing