Form 10-Q
period 1995-11-30
UNIHOLDING CORP
filed 1996-01-16
CIK 354199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    November 30, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period                   to
                         -------------------  -------------------

                           COMMISSION FILE NO. 0-9833


                             UNIHOLDING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              58-1443790
----------------------------                             ----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation)                                        Identification Number)


96 Spring Street, 8th Floor, New York, New York                10012
-----------------------------------------------          ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:       (212) 219-9496
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

As of January 10, 1996, there were 6,124,432 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                    UNIHOLDING CORPORATION AND SUBSIDIARIES
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995


                                     INDEX

                                                                                         Page
                                                                                         ----
PART I      -   FINANCIAL INFORMATION:

   Item 1.      Financial Statements                                                       3

                 Consolidated Balance Sheets - November 30, 1995
                 and May 31, 1995                                                          4

                 Consolidated Statements of Operations -
                 Three month and six month periods ended
                 November 30, 1995 and 1994                                                7

                 Consolidated Statements of Cash Flows -
                 Six month periods ended November 30, 1995
                 and 1994                                                                  8

                 Notes to Unaudited Consolidated Financial Statements                     10

   Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                               15


PART II    -     OTHER INFORMATION:

   Item 1.       Legal Proceedings                                                        19

   Item 5.       Other Items                                                              20

   Item 6.       Exhibits                                                                 20

                 Signatures                                                               21

                 Exhibits                                                                 22

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    ASSETS                                                     November 30, 1995              May 31, 1995
                                                                               -----------------              ------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  2,427                      $ 16,939
   Accounts receivable, net of allowance for doubtful accounts                       18,118                        17,890
   Due from related companies                                                         1,005                           124
   Inventories                                                                        1,890                         1,867
   Prepaid expenses                                                                   2,338                         2,921
   Other current assets                                                               1,252                         1,413
                                                                                   --------                      --------
        Total current assets                                                         27,030                        41,154
                                                                                   --------                      --------
NON-CURRENT ASSETS:
   Long-term notes receivable                                                         3,501                         2,815
   Intangible assets, net                                                            57,268                        55,654
   Property, plant and equipment, net                                                32,196                        33,511
   Other assets, net                                                                  5,397                           424
                                                                                   --------                      --------
        Total non-current assets                                                     98,362                        92,404
                                                                                   --------                      --------
                                                                                   $125,392                      $133,558
                                                                                   ========                      ========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

   LIABILITIES AND STOCKHOLDERS' EQUITY                                      November 30, 1995              May 31, 1995
                                                                             -----------------              ------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                                                                $ 6,042                     $ 6,501
   Lease payable, short-term portion                                                1,097                       1,021
   Payable to related parties                                                          54                         338
   Trade payables                                                                   5,927                       4,854
   Accrued liabilities                                                              5,290                       4,997
   Long-term debt, current portion                                                 19,838                       4,378
   Taxes payable, current portion                                                   3,808                       2,751
                                                                                   ------                     -------
        Total current liabilities                                                  42,056                      24,840
                                                                                   ------                     -------
NON-CURRENT LIABILITIES:
   Lease payable, non-current                                                       1,925                       1,386
   Long-term debt, non-current                                                     34,327                      32,662
   Taxes payable, long-term portion                                                   192                         195
   Deferred taxes                                                                   4,094                       4,534
                                                                                   ------                     -------
        Total non-current liabilities                                              40,538                      38,777
                                                                                   ------                     -------
        Total liabilities                                                          82,594                      63,617
                                                                                   ------                     -------
MINORITY INTERESTS                                                                  5,950                      32,064
                                                                                   ------                     -------

                                  (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (continued)

COMMITMENTS AND CONTINGENCIES                                                   November 30, 1995             May  31, 1995
STOCKHOLDERS' EQUITY:                                                           -----------------             -------------
                                                                                   (unaudited)
   Common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 6,122,682 at November 30, 1995
     and 6,060,182 at May 31, 1995                                                          245                  242
   Additional paid-in capital                                                            32,244               31,008
   Cumulative translation adjustment                                                        -                  1,174
   Retained earnings                                                                      7,446                5,453
                                                                                        -------              -------
                                                                                         39,935               37,877
   Less - cost of 163,000 and 0 shares of Common Stock held in treasury at
      November 30,  1995 and May 31, 1995, respectively                                  (3,087)                   0
                                                                                        -------              -------
         Total stockholders' equity                                                      36,848               37,877
                                                                                        -------              -------
                                                                                       $125,392             $133,558
                                                                                        =======              =======

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                    Three Months ended                 Six Months ended
                                                                        November 30                       November 30
                                                                    1995           1994               1995            1994
                                                                    ----           ----               ----            ----

REVENUE                                                           $25,612        $20,775            $47,675         $39,004

Operating expenses:
   Salaries and related charges                                    10,253          8,148             20,216          16,366
   Supplies                                                         3,903          3,611              7,360           7,062
   Other operating expenses                                         6,011          4,226             11,227           7,679
   Depreciation and amortization of tangible assets                 1,395          1,252              2,921           2,401
   Amortization of intangible assets                                  609            493              1,194             987
                                                                  -------        -------            -------         -------
OPERATING INCOME                                                    3,441          3,045              4,757           4,509

Interest, net                                                        (623)          (317)            (1,096)           (775)
Other, net                                                           (349)            -                 330             (57)
                                                                  -------        -------            -------         -------
Income before taxes and minority interests                          2,469          2,728              3,991           3,677
Tax provision                                                        (783)          (872)            (1,186)         (1,288)
                                                                  -------        -------            -------         -------
Income from continuing operations
   before minority interests                                        1,686          1,856              2,805           2,389

Minority interests in income of continuing operations                (497)          (978)              (812)         (1,329)
                                                                  -------        -------            -------         -------
Income from continuing operations                                   1,189            878              1,993           1,060
Loss on disposition of discontinued operation, net of tax
   benefit of $195 and minority interests of $220                      -            (234)                -             (234)
                                                                  -------        -------            -------         -------
NET INCOME                                                        $ 1,189        $   644            $ 1,993         $   826
                                                                  =======        =======            =======         =======
Weighted average common shares outstanding                      6,026,218      5,810,183          6,051,353       5,710,688
Earnings per share of common stock
   Net income from continuing operations                          $  0.20        $  0.15            $  0.33         $  0.19
   Loss on disposition of discontinued operation                       -        ($  0.04)                -         ($  0.04)
   Net income                                                     $  0.20        $  0.11            $  0.33         $  0.14

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Six Months ended
                                                                                    November 30
                                                                              1995               1994
                                                                              ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $1,993             $  826
   Adjustments to reconcile net income to net cash
     provided by operations:
   Minority interests in income                                                 812              1,109
   Depreciation and amortization of tangible assets                           2,921              2,401
   Amortization of intangible assets                                          1,194                987
   Other non-cash expenses                                                       (5)                -
   Net changes in assets and liabilities, net of acquisitions:
     (Increase) Decrease in accounts receivable                                (625)              (146)
     (Increase) Decrease in inventories                                         (57)               792
     (Increase) Decrease in prepaid expenses                                    576              1,239
     (Increase) Decrease in other assets                                       (470)               491
     Increase (Decrease) in trade payables                                    1,229             (2,628)
     Increase (Decrease) in accrued liabilities                                 403             (1,242)
     Increase (Decrease) in reserve for taxes                                 1,098             (1,007)
     Increase (Decrease) in deferred taxes                                     (506)               442
                                                                             ------             ------
   Net cash provided by operating activities                                  8,563              3,264
                                                                             ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of share capital                               1,240                  -
   Repayment of long-term debt                                                 (888)               (75)
   Cash proceeds from long-term debt                                            565                657
   Proceeds (reimbursement) from (of) bank overdrafts                          (228)             1,378
   Dividend paid to minority shareholders                                       (34)               (23)
   Proceeds (repayment) of lease debt                                           690                279
                                                                             ------             ------
   Net cash provided by financing activities                                  1,345              2,216
                                                                             ------             ------

                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                                                   Six Months ended
                                                                                      November 30
CASH FLOWS FROM INVESTING ACTIVITIES:                                           1995               1994
                                                                                ----               ----
   Payment for purchases of property and equipment                            ($2,916)           ($2,396)
   Loans and advances (to) from affiliates,
     related companies and shareholders                                        (2,196)              (694)
   Payment for purchase of interest in subsidiaries                           (16,221)              (992)
   Payment for purchase of intangible assets                                     (162)            (1,834)
   Payment for purchase of treasury stock                                      (3,087)                -
   Proceeds from sale of assets                                                   210                760
                                                                              -------            -------
   Net cash used in investing activities                                      (24,372)            (5,156)
                                                                              -------            -------

Effect of exchange rate changes on cash                                           (48)                61

Net increase (decrease) in cash and cash equivalents                          (14,512)               385
Cash and cash equivalents, beginning of year                                   16,939              1,095
                                                                              -------            -------

Cash and cash equivalents, end of period                                       $2,427             $1,480
                                                                              =======            =======

                        See notes to financial statements

                    UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Monetary amounts in thousands, except per share data)

1.     DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

         As more fully discussed in UniHolding Corporation's ("UniHolding") Annual Report on Form 10-K for the year ended May 31, 1995, UniHolding and its subsidiaries (collectively the "Company") primarily provide clinical laboratory testing services to physicians, managed care organizations, hospitals and other health care providers through its laboratories in Switzerland, the United Kingdom, Italy and Spain.

         On March 31, 1994 UniHolding issued 3,275,865 shares (65.75%) of its common stock, a promissory note in the amount of $18,000 and canceled a debt in the amount of $2,900 in exchange for 60% of the capital stock of Unilabs Group Limited ("UGL"), 100% of the capital stock of Uni Clinical Laboratories UCL Engineering SA ("UCLE"), and options to acquire certain laboratory operating companies in Spain and Italy from Unilabs Holdings SA, a Panama corporation, ("Holdings") pursuant to a stock exchange agreement between UniHolding and Holdings.

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

         On May 31, 1995, the Company exercised its options, acquired on March 31, 1994, to acquire the Spanish and Italian laboratory operations from Holdings for an aggregate cost of $7,342 paid in the form of two promissory notes offset against cash advances. The acquisitions were accounted for at predecessor cost.

         As of May 29, 1995, with a view to streamlining the European subsidiary structure, UGL sold ULL, its wholly-owned subsidiary, to ULSA, currently an 87.2% subsidiary of UGL.

         As of June 30, 1995, the Company, UGL and Unilab entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to JSP, and $15,000 in the form of a one-year, interest-bearing promissory note. The agreement provides that if the note is still unpaid six months after its due date, Unilab has the right to convert it into shares of the Company's common stock. The acquisition of the minority interest in UGL has been accounted for as a purchase and the excess of the purchase price over the fair value, which approximates the carrying value, of the assets acquired have been allocated to goodwill.

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

4.       PAID-IN CAPITAL AND REVERSE SPLIT

         Effective as of December 27, 1995, the Company effected a four-to-one reverse split of its Common Stock. These financial statements reflect this reverse split for all periods presented. The reverse split has no effect on the financial position or results of operations of the Company.

         As of July 3, 1995, the Company issued 25,000 (post-reverse split) new shares of common stock to one investor, at a price of $5.50 per share, including warrants for 12,500 shares at a price of $6.50 exercisable for 18 months from July 3, 1995. Further, as of October 5, 1995, the Company issued 37,500 (post-reverse split) new shares of common stock to two investors, at a price of $5.50 per share, including warrants for 18,750 shares at a price of $6.50 exercisable for 18 months from October 5, 1995. See also Note 7.

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

6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   Six months ended November 30
                                                                     1995               l994
                                                                     ----               ----
Cash paid during the period for
Interest                                                            $ 947              $ 859
Income taxes                                                          727              1,715

         During the period ended November 30, 1995, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP.

         During the period ended November 30, 1995, capital lease obligations of $1,296 were incurred when the Company entered into leases for new capital equipment.

7.       ACQUISITION OF TREASURY STOCK

         At various times during the quarter ended August 31, 1995, the Company transferred funds to Holdings, with a view to enable Holdings to acquire some shares of the Company's common stock, either from private sources or on the market. As of November 30, 1995, the balance due by Holdings to the Company was approximately $2,900. The Company has agreed with Holdings that such balance would be paid by Holdings through the transfer of 155,000 (post-reverse split) shares of the Company's common stock reflecting the purchase price of such stock as paid by Holdings. Further, during the period, the Company acquired 8,000 (post-reverse split) of its own shares on the market for $142.

8.       EXPANSION INTO CLINICAL TRIALS

       As of March 1, 1995, the Company entered into a Cooperation Agreement, a License Agreement and a Marketing Agreement (together referred to as the "NDA Agreements") with NDA Clinical Trials Services Inc., a Delaware corporation ("NDA") to provide laboratory testing services to the pharmaceutical industry in clinical evaluations conducted in both the United States and Europe. According to the NDA Agreements, the Company and NDA will seek to offer a unique service to the pharmaceutical industry through their joint efforts in conducting laboratory tests of pharmaceutical products, utilizing similar procedures and data management, thereby providing a global product. European operations commenced in the Summer of 1995.

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

9.       INVESTMENT IN NEW VENTURE

         During the period, UGL entered into an agreement with a non-affiliated company, Health Strategies Limited, a Jersey Channel Islands corporation ("HSL"), whereby a new company, MISE S.A., a British Virgin Islands corporation ("MISE") was formed. UGL has made an investment of $3,005 in MISE in return for 33% of the voting rights in MISE stock, and for 67% of any dividend which may be paid in the future. The purpose of this investment is for the Company to have access to a software package, of which the rights thereto have been contributed to MISE by HSL. The software package, known as "MDM", operates as a sophisticated payments system for health insurance companies. The package permits processing of payments by an insurance company through a networking system which checks claims for tests provided at the doctor's request against industry averages thereby identifying test service providers who may deviate from the relevant norms. MISE intends to market the package to health insurance companies throughout Europe. The Company believes that such a system should be particularly useful and applicable in the context of the ongoing deregulation of the European health care system as it may provide a useful tool in achieving substantial savings in health care costs.

10.      SUBSEQUENT EVENTS

         Effective as of December 27, 1995, the Company undertook the following corporate actions:

         (1) a four-to-one reverse split of its Common Stock;

         (2) a decrease of authorized shares of its Common Stock from 60 million to 20 million; and

         (3) changed its name from UniHolding Corp. to UniHolding Corporation.

         Further, on December 15, 1995, the Company announced its intent to effect a spin-off of its clinical trials business through a distribution to its shareholders. Had such spin-off been effected as of June 1, 1995, the Company would have recorded the following pro forma results for the six months ended November 30, 1995 (unaudited):

                 Revenue                                 $47,675

                 Operating income                          5,355

                 Net income                                2,425

                 Per share                                 $0.40

         A summary of the consolidated balance sheet giving pro forma effect to the spin-off as if it had occurred on June 1, 1995 is as follows (unaudited):

                 Current assets                         $ 26,539

                 Other assets                             96,821
                                                        --------
                                                        $123,360
                                                        ========

                 Current liabilities                    $ 41,474

                 Other liabilities                        40,538

                 Minority interests                        5,950

                 Stockholders' equity                     35,398
                                                        --------
                                                        $123,360
                                                        ========

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         As discussed in Note 1 to the accompanying financial statements, the Company's results for the three and six month periods ended November 30, 1995 give effect to the acquisition by UniHolding and UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the three and six month periods ended November 30, 1994 included a 40% minority interest on UGL's earnings. The financial statements also give effect to the acquisition of ULL by ULSA from UGL. The following table presents the required adjustments to the results of operations for the three and six month periods ended November 30, 1994, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1994, and had ULL been owned by ULSA as of June 1, 1994 (unaudited). The results of operations for the three and six month periods ended November, 1994 were translated into U.S. dollars using the exchange rates which were then valid.

         Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the six month period ended November 30, 1994.

                                                             Three months ended November 30, 1994
                                                             -------------------------------------   Three months ended
                                                             As reported   Adjustments   Pro forma    November 30, 1995
                                                             -----------   -----------   ---------   ------------------
Revenue                                                        $20,775                    $20,775         $25,612
Operating expenses:
 Salaries and related charges                                    8,148                      8,148          10,253
 Supplies                                                        3,611                      3,611           3,903
 Other operating expenses                                        4,226                      4,226           6,011
 Depreciation                                                    1,252                      1,252           1,395
 Amortization                                                      493           25           518             609
                                                               -------        -----       -------         -------
Operating income                                                 3,045          (25)        3,020           3,441
Interest, net                                                     (317)        (415)         (732)           (623)
Other, net                                                          --           --            --            (349)
                                                               -------        -----       -------         -------
Income before taxes and minority interests                       2,728         (440)        2,288           2,469
Tax provision                                                     (872)         222          (650)           (783)
                                                               -------        -----       -------         -------
Income before minority interests from continuing operations      1,856         (218)        1,638           1,686
Minority interests in income of continuing operations             (978)         377          (601)           (497)
                                                               -------        -----       -------         -------
Income from continuing operations                                  878          159         1,037           1,189
Loss on disposition of discontinued operation, net                (234)          --          (234)             --
                                                               -------        -----       -------         -------
Net income                                                     $   644        $ 159       $   803         $ 1,189
                                                               =======        =====       =======         =======
Weighted average common shares outstanding                                              5,810,183       6,026,218
Earnings per share of common stock
 Net income from continuing operations                                                    $  0.18         $  0.20
 Loss on disposition of discontinued operation                                            $ (0.04)             --
 Net income                                                                               $  0.14         $  0.20


                                                               Six months ended November 30, 1994
                                                             -------------------------------------    Six months ended
                                                             As reported   Adjustments   Pro forma   November 30, 1995
                                                             -----------   -----------   ---------   -----------------
Revenue                                                        $39,004                    $39,004         $47,675
Operating expenses:
 Salaries and related charges                                   16,366                     16,366          20,216
 Supplies                                                        7,062                      7,062           7,360
 Other operating expenses                                        7,679                      7,679          11,227
 Depreciation                                                    2,401                      2,401           2,921
 Amortization                                                      987           50         1,037           1,194
                                                               -------        -----       -------         -------
Operating income                                                 4,509          (50)        4,459           4,757
Interest, net                                                     (775)        (829)       (1,604)         (1,096)
Other, net                                                         (57)                       (57)            330
                                                               -------        -----       -------         -------
Income before taxes and minority interests                       3,677         (879)        2,798           3,991
Tax provision                                                   (1,288)         249          (836)         (1,186)
                                                                                125
                                                                                 78
                                                               -------        -----       -------         -------
Income before minority interests from continuing operations      2,389         (427)        1,962           2,805
Minority interests in income of continuing operations           (1,329)         484          (808)           (812)
                                                                                 63
                                                                                (16)
                                                                                (10)
                                                               -------        -----       -------         -------
Income from continuing operations                                1,060           94         1,154           1,993
Loss on disposition of discontinued operation, net                (234)          --          (234)             --
                                                               -------        -----       -------         -------
Net income                                                     $   826        $  94       $   920         $ 1,993
                                                               =======        =====       =======         =======
Weighted average common shares outstanding                                              5,710,688       6,051,353
Earnings per share of common stock
 Net income from continuing operations                                                    $  0.20         $  0.33
 Loss on disposition of discontinued operation                                            $ (0.04)             --
 Net income                                                                               $  0.16         $  0.33




THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1995 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1994

         Consolidated revenue denominated in US dollars for the three and six months ended November 30, 1995 increased $4.9 million or 23.6% and $8.7 million or 22.3%, respectively, as compared to the similar prior year periods. Excluding the effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $2.6 million and $4.2 million for the three and six months, respectively), and excluding revenue generated by the newly-acquired Italian and Spanish operations ($1.7 million and $3.0 million for the three and six months, respectively), revenue increased by approximately $0.6 million and $1.5 million for the three and six months, respectively. Revenue generated by the Swiss operations remained stable because an increase in specimen volume was offset by a decrease in revenue resulting from the sale of a subsidiary in October 1994. Revenue generated by the UK operations increased by approximately 12.9% over the comparable six month period of the prior year due to additional revenue resulting from the NHS contract, offset by a decrease in other revenues due to the loss of a significant client. UCT has not recorded any revenues during the three and six months periods. It is actively engaged in a marketing and selling effort which is expected to be brought to fruition within a few weeks. Management is confident that revenue will begin to be recorded within the present fiscal year.

         Operating income for the six months ended November 30, 1995 increased by $0.2 million versus the comparable prior year period. This increase includes the positive effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $0.6 million), the start-up expenses of the clinical trials activity without matching income ($0.5 million) and an increase in operating costs related to the strengthening of certain administrative functions and controls. The contribution to operating income by the Swiss operations was higher than in the comparable prior year period, whereas the contribution to operating income by the UK operations was lower. Operating income for the three months ended November 30, 1995 increased by $0.3 million versus the comparable prior year period due to the same factors.

         Interest expense increased during the three and six months ended November 30, 1995 as compared to the similar prior year periods, due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL and other capital expenditures, offset by an overall decrease in interest rates.

         Other income of $0.3 million was recorded primarily from exchange gains realized on certain assets and liabilities as a result of fluctuations in exchange rates.

         Provision for income taxes remained stable as compared to the comparable prior year period.

         Minority interests in income decreased substantially as compared to the comparable prior year period. This resulted primarily from the decrease in the minority interests in income of UGL due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.


                        LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended November 30, 1995 amounted to $8.6 million, an increase of $5.3 million from the prior year primarily due to decreases in working capital needs.

         Net cash provided by financing activities for the six months ended November 30, 1995 was $1.3 million, as compared to $2.2 million in the comparable prior year period. The change primarily resulted from repayment of debt, coupled with cash proceeds from issuance of new capital.

         Net cash used in investing activities for the six months ended November 30, 1995 was $24.4 million, consisting primarily of capital expenditures incurred in connection with new laboratory equipment, lending to affiliates, acquisition of treasury stock, the purchase of the 40% minority interest in UGL as of June 30, 1995, the purchase of the 17% minority interest in NDA as of October 16, 1995 and the recent investment in MISE ($3,005 million of which $2,005 million is presently paid). This compares to $5.2 million used in investing activities in the comparable prior year period, which had been used for purchases of property and equipment and intangibles, and for lending to affiliates.

        The Company's bank facilities provide for a total of approximately $43.7 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of January 10, 1995, the Company had approximately $6.2 million of availability under the aggregate credit facilities. Cash on hand, cash flows from operations and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions, and working capital for the foreseeable future.

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

         In July 1995, the Company issued 25,000 (post-reverse split) new shares of common stock to one investor, at a price of $5.50 per share, including warrants for 12,500 shares at a price of $6.75 exercisable for 18 months from July 3, 1995.

         In October, 1995, the Company issued 37,500 (post-reverse split) new shares of common stock to two investors, at a price of $5.50 per share, including warrants for 18,750 shares at a price of $6.50 exercisable for 18 months from October 5, 1995.

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

         In February 1993, ACC instituted the arbitration proceedings against Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, FIBRA S.p.A., GEFAPI S.p.A., "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A., PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Milan, Italy), and BANQUE PARIBAS (Paris, France) (hereinafter collectively referred to as the "Defendants") for misrepresentations and fraudulent conduct in the negotiation, consummation and performance under an agreement by and between the above mentioned parties. The arbitration is presently pending before an Arbitral Tribunal of three qualified arbitrators (the "Arbitral Tribunal") under the auspices of the International Court of Arbitration. A Draft of the Terms of Reference to be used in the proceedings was established by the Arbitral Tribunal and communicated to the respective parties on September 6, 1994. A hearing was held on November 9, 1994 to discuss and finalize the Draft Terms of Reference. As of November 9, 1994, the Terms of Reference were sent to all the parties for signature with a deadline date of February 15, 1995. Because certain Defendants did not sign within the prescribed time limit, the International Court of Arbitration decided on March 29, 1995, to approve the Terms of Reference, and to grant a time limit of 15 days to these Defendants to sign such Terms, whereupon the proceedings will go forward irrespective of who has signed the Terms of Reference. The International Court of Arbitration further summoned all the Defendants to effectuate payment within 30 days in the amount of $212,500 representing their share of the advance costs. In the meantime, on February 24, 1995, the Arbitral Tribunal fixed a deadline date of April 30, 1995 for the Claimant, ACC, to file its brief on jurisdiction and on the merits of its claim; and fixed a deadline date of July 31, 1995 for all the Defendants to file their briefs in reply. ACC has filed its Brief with the International Court of Arbitration in compliance with the deadline. In July 1995, the Company decided to open a bank guarantee in favor of the International Court of Arbitration to cover the amount of $212,500 which the Defendants have failed to pay, in order for the proceedings to continue. In July 1995, ACC was notified by the Panel that PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) on one hand, and Mr. MANZALI on the other hand, had each appointed new legal counsels, who requested an extension of the July 31 reply deadline in order to be able to study the files. The Panel agreed to such an extension. Accordingly, a new deadline date of September 30, 1995 was set by the Panel for all the Defendants to file their briefs in reply. To the Company's knowledge, all Defendants filed their briefs in reply, with the exception of Messrs. Schiena and Palma, and GEFAPI S.p.A. ACC shall file a further brief in response to the replies by a deadline of March 31, 1996 as set by the Panel.

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


ITEM 5.  OTHER ITEMS

PROPOSED RESTRUCTURING OF SUBSIDIARY RELATIONSHIP

         The Company has determined that the best financial strategy for maximizing the present and future value of the Company and its anticipated growth, is to effect a spin-off to the Company's shareholders of the clinical trials business conducted by UCT. The clinical trials business to be spun off consists of UCT, Pharmasoft, and the 17% interest in NDA with the option to purchase the additional 13% of NDA. The Company is now working on the details of such action, including the preparation of the documentation to be filed with the Securities & Exchange Commission and NASDAQ.

PROPOSED OFFERING OF NEW SHARES UNDER REGULATION S

         The Company is presently reviewing several alternatives to expand its operations. In order to raise funds to enable the Company to consider such actions, the Company is currently offering a maximum of 1,875,000 million newly-issued shares of the Company in the offshore market to certain European investors presently not affiliated with the Company. The shares are being offered in the offshore market in accordance with Regulation S, which provides an exemption to registration of the shares from the Securities Act of 1933, as amended.

PROPOSED REGISTRATION OF SHARES

         The Company is currently preparing the necessary documentation to be filed with the Securities & Exchange Commission and NASDAQ with a view to register substantially all of the outstanding shares of the Company s Common Stock under the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS

         Exhibits included hereinafter are as follows:

         Press Release (99):

         99.1 UniHolding Corp. Announces Adjustments to its Capital Structure and the Decision to Register All Outstanding Shares

         99.2 UniHolding Corp. Announces Spin-Off of Clinical Trials Business Units

         99.3    UniHolding Corp. Announces Adjustments to its Capital
                 Structure

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  UniHolding Corporation


                                  By:  /s/ Bruno Adam by Melanie K. Stapp (poa)
                                       ----------------------------------------
                                       Bruno Adam, CFO
                                       By:  Melanie K. Stapp by Power
                                       of Attorney




Date:   1-12-96
     -------------

                               EXHIBIT INDEX
                               -------------

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------

27               FINANCIAL DATA SCHEDULE

99.1 PRESS RELEASE - UniHolding Corp. Announces Adjustments to its Capital Structure and the Decision to Register All Outstanding Shares

99.2 PRESS RELEASE - UniHolding Corp. Announces Spin-Off of Clinical Trials Business Units

99.3 PRESS RELEASE - UniHolding Corp. Announces Adjustments to its Capital Structure