Form 10-Q/A
period 1995-11-30
UNIHOLDING CORP
filed 1996-01-24
CIK 354199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-Q/A-1


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

         On March 31, 1994 UniHolding issued 13,103,459 (pre-reverse split) shares (65.75%) of its common stock, a promissory note in the amount of $18,000 and canceled a debt in the amount of $2,900 in exchange for 60% of the capital stock of Unilabs Group Limited ("UGL"), 100% of the capital stock of Uni Clinical Laboratories UCL Engineering SA ("UCLE"), and options to acquire certain laboratory operating companies in Spain and Italy from Unilabs Holdings SA, a Panama corporation, ("Holdings") pursuant to a stock exchange agreement between UniHolding and Holdings.

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

         As of July 3, 1995, the Company issued 100,000 (pre-reverse split) new shares of common stock to one investor, at a price of $5.50 per share, including warrants for 50,000 (pre-reverse split) shares at a price of $6.50 exercisable for 18 months from July 3, 1995. Further, as of October 5, 1995, the Company issued 150,000 (pre-reverse split) new shares of common stock to two investors, at a price of $5.50 per share, including warrants for 75,000 (pre-reverse split) shares at a price of $6.50 exercisable for 18 months from October 5, 1995. See also Note 7.

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

7.       ACQUISITION OF TREASURY STOCK

         At various times during the quarter ended August 31, 1995, the Company transferred funds to Holdings, with a view to enable Holdings to acquire some shares of the Company's common stock, either from private sources or on the market. As of November 30, 1995, the balance due by Holdings to the Company was approximately $2,900. The Company has agreed with Holdings that such balance would be paid by Holdings through the transfer of 155,000 (post-reverse split) shares of the Company's common stock reflecting the purchase price of such stock as paid by Holdings. The Company has recorded the receipt of the 155,000 (post-reverse split) shares as treasury stock offsetting the $2,900 balance due from Holdings as of November 30, 1995. Further, during the period, the Company acquired 8,000 (post-reverse split) of its own shares on the market for $142.

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

        The Company's bank facilities provide for a total of approximately $43.7 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of January 10, 1996, the Company had approximately $6.2 million of availability under the aggregate credit facilities. Cash on hand, cash flows from operations and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions, and working capital for the foreseeable future.

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

         In July 1995, the Company issued 100,000 (pre-reverse split) new shares of common stock to one investor, at a price of $5.50 per share, including warrants for 50,000 (pre-reverse split) shares at a price of $6.75 exercisable for 18 months from July 3, 1995.

         In October, 1995, the Company issued 150,000 (pre-reverse split) new shares of common stock to two investors, at a price of $5.50 per share, including warrants for 75,000(pre-reverse split) shares at a price of $6.50 exercisable for 18 months from October 5, 1995.

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

PROPOSED OFFERING OF NEW SHARES UNDER REGULATION S

         The Company is presently reviewing several alternatives to expand its operations. In order to raise funds to enable the Company to consider such actions, the Company is currently offering a maximum of 1,875,000 (post-reverse split) newly-issued shares of the Company in the offshore market to certain European investors presently not affiliated with the Company. The shares are being offered in the offshore market in accordance with Regulation S, which provides an exemption to registration of the shares from the Securities Act of 1933, as amended.

PROPOSED REGISTRATION OF SHARES

         The Company is currently preparing the necessary documentation to be filed with the Securities & Exchange Commission and NASDAQ with a view to register substantially all of the outstanding shares of the Company s Common Stock under the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS

         Exhibits included hereinafter are as follows (previously filed on Uniholding Corp.'s Quarterly Report on Form 10-Q filed January 16, 1996):

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




Date:   1-23-96
     -------------