Form 10-Q
period 1996-02-29
UNIHOLDING CORP
filed 1996-04-16
CIK 354199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended      February 29, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period            to
                         ------------  ------------

                           COMMISSION FILE NO. 0-9833

                             UNIHOLDING CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             58-1443790
- ----------------------------                            ---------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                       Identification Number)

96 Spring Street, 8th Floor, New York, New York                  10012
- -----------------------------------------------             --------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (212) 219-9496
                                                   ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

As of April 12, 1996, there were 6,122,169 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I      -    FINANCIAL INFORMATION:

    Item 1.      Financial Statements                                                         3

                 Consolidated Balance Sheets - February 29, 1996
                 and May 31, 1995                                                             4

                 Consolidated Statements of Operations -
                 Three month and nine month periods ended
                 February 29, 1996 and February 28, 1995                                      7

                 Consolidated Statements of Cash Flows Nine month periods ended
                 February 29, 1996 and February 28, 1995                                      8

                 Notes to Unaudited Consolidated Financial Statements                        10

    Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                 15

PART II     -    OTHER INFORMATION:

    Item 1.      Legal Proceedings                                                           19

    Item 2.      Changes in Securities                                                       20

    Item 3.      Defaults Upon Senior Securities                                             20

    Item 4.      Submission of Matters to a Vote of Security Holders                         20

    Item 5.      Other Items                                                                 24

    Item 6.      Exhibits                                                                    24

                 Signatures                                                                  25

                 Appendix A - Press Releases                                                 26

                 Appendix B - Amendment to Certificate of Incorporation                      29

                 Appendix C -  Financial Data Schedule (Exhibit 27)                          36

                         PART I - FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                          ASSETS                                        February 29, 1996       May 31, 1995
                                                                        -----------------       ------------
                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                $  1,532              $ 16,939
   Accounts receivable, net of allowance for doubtful accounts                17,942                17,890
   Due from related companies                                                  4,296                   124
   Inventories                                                                 1,987                 1,867
   Prepaid expenses                                                            1,981                 2,921
   Other current assets                                                          909                 1,413
                                                                            --------              --------
        Total current assets                                                  28,647                41,154
                                                                            --------              --------
NON-CURRENT ASSETS:
   Long-term notes receivable                                                  3,516                 2,815
   Intangible assets, net                                                     56,479                55,654
   Property, plant and equipment, net                                         33,694                33,511
   Other assets, net                                                           5,719                   424
                                                                            --------              --------
        Total non-current assets                                              99,408                92,404
                                                                            --------              --------
                                                                            $128,055              $133,558
                                                                            ========              ========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

   LIABILITIES AND STOCKHOLDERS' EQUITY       February 29, 1996       May 31, 1995
                                              -----------------       ------------
                                                 (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                                 $ 6,450              $ 6,501
   Lease payable, short-term portion                 1,359                1,021
   Payable to related parties                           13                  338
   Trade payables                                    5,735                4,854
   Accrued liabilities                               5,024                4,997
   Long-term debt, current portion                  19,893                4,378
   Taxes payable, current portion                    3,064                2,751
                                                   -------              -------
        Total current liabilities                   41,538               24,840
                                                   -------              -------
NON-CURRENT LIABILITIES:
   Lease payable, non-current                        2,772                1,386
   Long-term debt, non-current                      36,989               32,662
   Taxes payable, long-term portion                     49                  195
   Deferred taxes                                    4,169                4,534
                                                   -------              -------
        Total non-current liabilities               43,979               38,777
                                                   -------              -------
        Total liabilities                           85,517               63,617
                                                   -------              -------
MINORITY INTERESTS                                   5,767               32,064
                                                   -------              -------

                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (continued)

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 6,122,169 at February 29, 1996
     and 6,060,182 at May 31, 1995                                                      $     245               $     242
   Additional paid-in capital                                                              32,244                  31,008
   Cumulative translation adjustment                                                         (182)                  1,174
   Retained earnings                                                                        7,551                   5,453
                                                                                        ---------               ---------
                                                                                           39,858                  37,877
   Less - cost of 163,000 and 0 shares of Common Stock held in treasury at
      February 29, 1996 and May 31, 1995, respectively                                     (3,087)                      0
                                                                                        ---------               ---------
        Total stockholders' equity                                                         36,771                  37,877
                                                                                        ---------               ---------
                                                                                        $ 128,055               $ 133,558
                                                                                        =========               =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                 Three Months ended                       Nine Months ended
                                                           February 29,        February 28,        February 29,     February 28,
                                                               1996                1995                1996             1995
                                                           -----------         -----------         -----------      -----------
REVENUE                                                    $    23,587         $    20,237         $    71,262      $    59,241

Operating expenses:
   Salaries and related charges                                 10,505               8,907              30,721           25,273
   Supplies                                                      3,922               3,261              11,282           10,323
   Other operating expenses                                      6,524               3,934              17,751           11,613
   Depreciation and amortization of tangible assets              1,176               1,388               4,097            3,789
   Amortization of intangible assets                               633                 469               1,827            1,456
                                                           -----------         -----------         -----------      -----------
OPERATING INCOME                                                   827               2,278               5,584            6,787

Interest, net                                                     (873)               (341)             (1,969)          (1,116)
Other, net                                                         338                 (10)                668              (67)
                                                           -----------         -----------         -----------      -----------
Income before taxes and minority interests                         292               1,927               4,283            5,604
Tax provision                                                       22                (799)             (1,164)          (2,087)
                                                           -----------         -----------         -----------      -----------
Income from continuing operations
   before minority interests                                       314               1,128               3,119            3,517

Minority interests in income of continuing operations             (209)               (693)             (1,021)          (2,022)
                                                           -----------         -----------         -----------      -----------
Income from continuing operations                                  105                 435               2,098            1,495
Loss on disposition of discontinued operation, net of tax
   benefit of $195 and minority interests of $220                 --                  --                  --               (234)
                                                           -----------         -----------         -----------      -----------
NET INCOME                                                 $       105         $       435         $     2,098      $     1,261
                                                           ===========         ===========         ===========      ===========
Weighted average common shares outstanding                   5,959,682           5,810,183           6,021,132        5,743,488
Earnings per share of common stock
   Net income from continuing operations                   $      0.02         $      0.07         $      0.35      $      0.26
   Loss on disposition of discontinued operation                  --                  --                  --        $     (0.04)
   Net income                                              $      0.02         $      0.07         $      0.35      $      0.22

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         Nine Months ended
                                                                    February 29,      February 28,
                                                                        1996             1995
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  2,098         $  1,261
   Adjustments to reconcile net income to net cash
     provided by operations:
   Minority interests in income                                          1,021            1,802
   Depreciation and amortization of tangible assets                      4,097            3,789
   Amortization of intangible assets                                     1,827            1,456
   Other non-cash expenses                                                 (40)            --
   Net changes in assets and liabilities, net of acquisitions:
     (Increase) Decrease in accounts receivable                           (582)             541
     (Increase) Decrease in inventories                                   (173)             796
     (Increase) Decrease in prepaid expenses                               918              158
     (Increase) Decrease in other assets                                   451             (395)
     Increase (Decrease) in trade payables                               1,045           (2,881)
     Increase (Decrease) in accrued liabilities                            158           (1,292)
     Increase (Decrease) in reserve for taxes                              254             (522)
     Increase (Decrease) in deferred taxes                                (741)             570
                                                                      --------         --------
   Net cash provided by operating activities                            10,333            5,283
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of share capital                          1,240             --
   Repayment of long-term debt                                            (750)            --
   Cash proceeds from long-term debt                                     4,248            2,913
   Proceeds (reimbursement) from (of) bank overdrafts                     (424)           2,169
   Dividend paid to minority shareholders                                 (335)            (310)
   Proceeds (repayment) of lease debt                                    1,839             (342)
                                                                      --------         --------
   Net cash provided by financing activities                             5,818            4,430
                                                                      --------         --------


                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                                Nine Months ended
                                                          February 29,      February 28,
CASH FLOWS FROM INVESTING ACTIVITIES:                         1996             1995
                                                            --------         --------

   Payment for purchases of property and equipment          $ (5,638)        $ (3,857)
   Loans and advances (to) from affiliates,
     related companies and shareholders                       (6,005)          (1,495)
   Payment for purchase of interest in subsidiaries          (16,790)          (3,662)
   Payment for purchase of intangible assets                    (271)          (1,828)
   Payment for purchase of treasury stock                     (3,087)            --
   Proceeds from sale of assets                                  285              849
                                                            --------         --------
   Net cash used in investing activities                     (31,506)          (9,993)
                                                            --------         --------

Effect of exchange rate changes on cash                          (52)             138

Net increase (decrease) in cash and cash equivalents         (15,407)            (142)
Cash and cash equivalents, beginning of year                  16,939            1,095
                                                            --------         --------

Cash and cash equivalents, end of period                    $  1,532         $    953
                                                            ========         ========


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

         On March 31, 1994 UniHolding issued 3,275,865 shares (post reverse split) then corresponding to 65.75% of its common stock, a promissory note in the amount of $18,000 and canceled a debt in the amount of $2,900 in exchange for 60% of the capital stock of Unilabs Group Limited ("UGL"), 100% of the capital stock of Uni Clinical Laboratories UCL Engineering SA ("UCLE"), and options to acquire certain laboratory operating companies in Spain and Italy from Unilabs Holdings SA, a Panama corporation, ("Holdings") pursuant to a stock exchange agreement between UniHolding and Holdings.

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

4.       PAID-IN CAPITAL AND REVERSE SPLIT

         Effective as of December 27, 1995, the Company effected a four-to-one reverse split of its Common Stock. These financial statements reflect this reverse split for all periods presented including corresponding adjustments to share amounts and purchase prices of the underlying share amounts. The reverse split has no effect on the financial position or results of operations of the Company.

         As of the same date, the Company decreased its authorized shares of Common Stock from 60 million to 20 million.

         As of July 3, 1995, the Company issued 25,000 new shares of common stock to one investor, at a price of $22.00 per share, including warrants for 12,500 shares at a price of $26.00 exercisable for 18 months from July 3, 1995. Further, as of October 5, 1995, the Company issued 37,500 new shares of common stock to two investors, at a price of $22.00 per share, including warrants for 18,750 shares at a price of $26.00 exercisable for 18 months from October 5, 1995. See also Note 7.

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

6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          Nine months ended
                                                                   February 29,        February 28,
                                                                       1996                1995
                                                                       ----                ----
Cash paid during the period for
Interest                                                              $1,518              $1,182
Income taxes                                                           1,735               2,076

         During the period ended February 29, 1996, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP.

         During the period ended February 29, 1996, capital lease obligations of $3,278 were incurred when the Company entered into leases for new capital equipment.

7.       ACQUISITION OF TREASURY STOCK

         At various times during the period, the Company transferred funds to Holdings, with a view to enable Holdings to acquire some shares of the Company's common stock, either from private sources or on the market. As of November 30, 1995, the balance due by Holdings to the Company was approximately $2,900, which was paid by Holdings through the transfer of 155,000 shares of the Company's common stock reflecting the purchase price of such stock as paid by Holdings. Further, during the nine month period, the Company acquired 8,000 of its own shares on the market for $142.

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

         In connection therewith, the Company formed a wholly-owned subsidiary whose only activity is to sell and perform clinical trials services. The subsidiary's name is Unilabs Clinical Trials Ltd. ("UCT"), and is domiciled in London (UK).

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

         On December 15, 1995, the Company announced its intent to effect a spin-off of its clinical trials business through a distribution to its shareholders. The Company is currently reviewing the available alternatives to effect such spin-off, particularly from a taxation viewpoint. Accordingly, the precise timing of the spin-off is still uncertain.

         Had such spin-off been effected as of June 1, 1995, the Company would have recorded the following pro forma results for the nine months ended February 29, 1996 (unaudited):

                  Revenue                                  $71,262

                  Operating income                           7,128

                  Net income                                 3,148

                  Per share                                  $0.52

         Had such spin-off been effected as of June 1, 1994, there would have been no material effect on the results for the period ended February 28, 1995.

         A summary of the consolidated balance sheet giving pro forma effect to the spin-off as if it had occurred on June 1, 1995 is as follows (unaudited):

                  Current assets                          $ 27,897

                  Other assets                              97,190
                                                          --------
                                                          $125,087
                                                          ========

                  Current liabilities                     $ 39,567

                  Other liabilities                         43,786

                  Minority interests                         5,767

                  Stockholders' equity                      35,967
                                                          --------
                                                          $125,087
                                                          ========

9.       INVESTMENT IN NEW VENTURE

         During the nine month period, UGL entered into an agreement with a non-affiliated company, Health Strategies Limited, a Jersey Channel Islands corporation ("HSL"), whereby a new company, MISE S.A., a British Virgin Islands corporation ("MISE") was formed. UGL has made an investment of $3,005 in MISE in return for 33% of the voting rights in MISE stock, and for 67% of any dividend which may be paid in the future. The purpose of this investment is for the Company to have access to a software package, of which the rights thereto have been contributed to MISE by HSL. The software package, known as "MDM", operates as a sophisticated payments system for health insurance companies. The package permits processing of payments by an insurance company through a networking system which checks claims for tests provided at the doctor's request against industry averages thereby identifying test service providers who may deviate from the relevant norms. MISE intends to market the package to health insurance companies throughout Europe. The Company believes that such a system should be particularly useful and applicable in the context of the ongoing deregulation of the European health care system as it may provide a useful tool in achieving substantial savings in health care costs.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         As discussed in Note 1 to the accompanying financial statements, the Company's results for the three and nine month periods ended February 29, 1996 give effect to the acquisition by UniHolding and UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the three and nine month periods ended February 28, 1995 included a 40% minority interest on UGL's earnings. The financial statements also give effect to the acquisition of ULL by ULSA from UGL. The following table presents the required adjustments to the results of operations for the three and nine month periods ended February 28, 1995, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1994, and had ULL been owned by ULSA as of June 1, 1994 (unaudited). The results of operations for the three and nine month periods ended February, 1995 were translated into U.S. dollars using the exchange rates which were then valid.

         Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the nine month period ended February 28, 1995.


                                                                   Three months ended February 28, 1995         Three months ended
                                                             -----------------------------------------------
                                                             As reported        Adjustments        Pro forma    February 29, 1996
                                                             -----------       -----------       -----------    -----------------
Revenue                                                      $    20,237                         $    20,237       $    23,587

Operating expenses:
  Salaries and related charges                                     8,907                               8,907            10,505
  Supplies                                                         3,261                               3,261             3,922
  Other operating expenses                                         3,934                               3,934             6,524
  Depreciation                                                     1,388                               1,388             1,176
  Amortization                                                       469                25               494               633
                                                             -----------       -----------       -----------       -----------
Operating income                                                   2,278               (25)            2,253               827

Interest, net                                                       (341)             (414)             (755)             (873)
Other, net                                                           (10)                                                  338
                                                             -----------       -----------       -----------       -----------
Income before taxes and minority interests                         1,927              (439)            1,498               292
Tax provision                                                       (799)              226              (573)               22
                                                             -----------       -----------       -----------       -----------
Income before minority interests from continuing operations        1,128              (213)              925               314

Minority interests in income of continuing operations               (693)              369              (324)             (209)
                                                             -----------       -----------       -----------       -----------
Income from continuing operations                                    435               155               600               105

Loss on disposition of discontinued operation, net                                                         0
                                                             -----------       -----------       -----------       -----------
Net income                                                   $       435       $       155       $       600       $       105
                                                             ===========       ===========       ===========       ===========
Weighted average common shares outstanding                                                         5,810,183         5,959,682

Earnings per share of common stock
  Net income from continuing operations                                                          $      0.10      $      0.02
  Loss on disposition of discontinued operation                                                  $      0.00
  Net income                                                                                     $      0.10      $      0.02

                                                                  Nine months ended February 28, 1995          Nine months ended
                                                                  -----------------------------------          -----------------
                                                            As reported        Adjustments       Pro forma     February 29, 1996
                                                            -----------        -----------       ---------     -----------------
Revenue                                                     $    59,241                         $    59,241       $    71,262

Operating expenses:
     Salaries and related charges                                25,273                              25,273            30,721
     Supplies                                                    10,323                              10,323            11,282
     Other operating expenses                                    11,613                              11,613            17,751
     Depreciation                                                 3,789                               3,789             4,097
     Amortization                                                 1,456                75             1,531             1,827
                                                            -----------       -----------       -----------       -----------
Operating income                                                  6,787               (75)            6,712             5,584

Interest, net                                                    (1,116)           (1,243)           (2,359)           (1,969)
Other, net                                                          (67)                                (67)              668
                                                            -----------       -----------       -----------       -----------
Income before taxes and minority interests                        5,604            (1,318)            4,286             4,283
Tax provision                                                    (2,087)              373            (1,409)           (1,164)
                                                                                      188
                                                                                      117

                                                            -----------       -----------       -----------       -----------
Income before minority interests from continuing operations       3,517              (640)            2,877             3,119

Minority interests in income of continuing operations            (2,022)              816            (1,132)           (1,021)
                                                                                      113
                                                                                      (24)
                                                                                      (15)

                                                            -----------       -----------       -----------       -----------
Income from continuing operations                                 1,495               249             1,744             2,098

Loss on disposition of discontinued operation, net                 (234)               --              (234)               --
                                                            -----------       -----------       -----------       -----------
Net income                                                  $     1,261       $       249       $     1,510       $     2,098
                                                            ===========       ===========       ===========       ===========
Weighted average common shares outstanding                                                        5,743,488         6,021,132

Earnings per share of common stock
     Net income from continuing operations                                                      $      0.30       $      0.35
     Loss on disposition of discontinued operation                                              $     (0.04)
     Net income                                                                                 $      0.26       $      0.35




THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 1996 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1995

         Consolidated revenue denominated in US dollars for the three and nine months ended February 29, 1996 increased $3.4 million or 16.8% and $12.0 million or 20.3%, respectively, as compared to the same prior year periods. Excluding the effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $0.7 million and $4.7 million for the three and nine months, respectively), and excluding revenue generated by the newly-acquired Italian and Spanish operations (together, $1.9 million and $5.0 million for the three and nine months, respectively), revenue increased by approximately $0.8 million and $2.3 million for the three and nine months, respectively, as compared to the same prior year periods. Revenue generated by the Swiss operations increased by approximately 2% over the comparable nine month period of the prior year due to improved test mix and greater volumes. Revenue generated by the UK operations increased by approximately 10.4% over the comparable nine month period of the prior year due to additional revenue resulting from the NHS contract and a new contract with a major public transport service, offset by a decrease in revenues due to the prior loss of a significant client. UCT has not recorded any revenues during the three and nine month periods; however management of UCT is confident that revenue will begin to be recorded by UCT within the present fiscal year as a result of continuing marketing and selling efforts, although such revenue is not likely to be sufficient to offset the development costs associated with UCT. Management cannot make any assurances as to the timing or magnitude of any such revenues.

         Operating income for the nine months ended February 29, 1996 decreased by $1.2 million versus the comparable prior year period. This decrease includes the positive effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $0.8 million), against the start-up expenses of the clinical trials activity without matching income ($1.0 million), an increase in operating costs related to the strengthening of certain administrative functions and controls including the recruitment of senior personnel in Switzerland ($1.0 million), offset by increased performance and the streamlining of personnel and other charges in the United Kingdom ($0.5 million). Operating losses generated by the Spanish operations ($0.6 million) resulted from the Company's strategic decision to increase penetration in the Spanish market requiring investment in facilities and human resources. Italian operations, on the other hand, have maintained a positive contribution ($0.1 million) to operating income. Operating income for the three months ended February 29, 1996 decreased by $1.5 million versus the comparable prior year period due to the same factors, particularly the costs associated with Spanish operations and the development costs associated with the clinical trials division.

         Interest expense increased during the three and nine months ended February 29, 1996 as compared to the similar prior year periods, due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL and other capital expenditures, offset by an overall decrease in interest rates.

         Other income was recorded primarily from exchange gains realized on certain assets and liabilities as a result of fluctuations in exchange rates.

         Provision for income taxes reduced as compared to the comparable prior year period due to the decrease in taxable income.

         Minority interests in income decreased substantially as compared to the comparable prior year period. This resulted primarily from the decrease in the minority interests in income of UGL due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended February 29, 1996 amounted to $10.3 million, an increase of $5.1 million from the prior year primarily due to decreases in working capital needs.

         Net cash provided by financing activities for the nine months ended February 29, 1996 was $5.8 million, as compared to $4.4 million in the comparable prior year period. The change primarily resulted from increased lease debt, increased proceeds of long-term debt and cash proceeds from issuance of new capital.

         Net cash used in investing activities for the nine months ended February 29, 1996 was $31.5 million, consisting primarily of capital expenditures incurred in connection with new laboratory equipment, lending to affiliates, acquisition of treasury stock, the purchase of the 40% minority interest in UGL as of June 30, 1995, the purchase of the 17% minority interest in NDA as of October 16, 1995 and the investment in MISE. This compares to $10 million used in investing activities in the comparable prior year period, which had been used for purchases of property and equipment and intangibles, and for lending to affiliates.

         The Company's bank facilities provide for a total of approximately $42.1 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of April 12, 1996, the Company had approximately $3 million of availability under the aggregate credit facilities. Cash on hand, cash flows from operations and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements and provide funds for capital expenditures, excluding acquisitions, and working capital for the foreseeable future. Such are also expected to be sufficient to meet debt repayments, with the exception of the Unilab note discussed below.

OTHER

         On June 30, 1995, the Company, UGL and Unilab entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to JSP, and $15,000 in the form of a one-year, interest-bearing promissory note. While the agreement provides that if the note is still unpaid six months after its due date, Unilab has the right to convert it into shares of the Company's common stock, the Company intends to pay the note on or before its due date. In connection with this note, the Company is actively considering raising additional capital through debt or equity financing.

         In July 1995, the Company issued 25,000 new shares of common stock to one investor, at a price of $22.00 per share, including warrants for 12,500 shares at a price of $26.00 exercisable for 18 months from July 3, 1995.

         In October, 1995, the Company issued 37,500 new shares of common stock to two investors, at a price of $22.00 per share, including warrants for 18,750 shares at a price of $26.00 exercisable for 18 months from October 5, 1995.

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

         In February 1993, ACC instituted the arbitration proceedings against Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, FIBRA S.p.A., GEFAPI S.r.l., "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A., PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Milan, Italy), and BANQUE PARIBAS (Paris, France) (hereinafter collectively referred to as the "Defendants") for misrepresentations and fraudulent conduct in the negotiation, consummation and performance under an agreement by and between the above mentioned parties. The arbitration is presently pending before an Arbitral Tribunal of three qualified arbitrators (the "Arbitral Tribunal") under the auspices of the International Court of Arbitration. As of November 9, 1994, the Terms of Reference were established by the Arbitral Tribunal and sent to all the parties for signature. The Terms of Reference were signed by ACC and certain of the Defendants. Some Defendants did not sign them within the time limit set by the Arbitral Tribunal, but, in accordance with the prevailing arbitration rules, the proceedings are going forward irrespective of who has signed the Terms of Reference. The International Court of Arbitration further summoned all the Defendants to effectuate payment within 30 days in the amount of $212,500 representing their share of the advance costs. The Arbitral Tribunal fixed a deadline date of April 30, 1995 for the Claimant, ACC, to file its brief on jurisdiction and on the merits of its claim; and fixed a deadline date of July 31, 1995 for all the Defendants to file their briefs in reply. ACC filed its Brief with the International Court of Arbitration in compliance with the deadline. In July 1995, the Company decided to open a bank guarantee in favor of the International Court of Arbitration to cover the amount of $212,500 which the Defendants have failed to pay, in order for the proceedings to continue. In July 1995, ACC was notified by the Arbitral Tribunal that PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) on one hand, and Mr. MANZALI on the other hand, had each appointed new legal counsels, who requested an extension of the July 31 reply deadline in order to be able to study the files. The Arbitral Tribunal agreed to such an extension. Accordingly, a new deadline date of September 30, 1995 was set by the Arbitral Tribunal for all the Defendants to file their briefs in reply. To the Company's knowledge, all Defendants filed their briefs in reply, with the exception of Messrs. Schiena and Palma, and GEFAPI. ACC filed a further brief in response to the replies on April 1, 1996. In the meantime, ACC had agreed to withdraw its claim against BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) in an effort to simplify the arbitration proceedings and recognizing that its claim against PARIBAS FINANZIARIA is sufficient under the circumstances.

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

ATTACHMENT CLAIM

         As of April 6, 1995, the Company presented a Complaint, a Memorandum of Law in Support of a Motion for a Writ or Order of Attachment and an Affidavit in Support of Motion for Attachment with an Order to Show Cause to the United States District Court in Newark, New Jersey against Tonino Manzali, Alessandra Sichirollo, Claudio Barozzi, Frederica Sichirollo, Marco Martinolli, Giuseppe Mortellaro, Giampaolo Pattarello, Giorgio Pezzolato, Brigida Russo and Anna Zinetti (known as the "Manzali Group"). The Company presented therewith the Motion for Attachment against two of the above shareholders, Tonino Manzali and Alessandra Sichirollo. Mr. Manzali and Ms. Sichirollo have taken the necessary steps to dissipate the assets their shares during the pendency of the above arbitration proceeding of which they are a party.

         On April 17, 1995, the Court awarded and ordered the Attachment against Defendants Manzali and Sichirollo as they did not show cause against the Attachment.

         As of February 13, 1996, the Court placed the attachment proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown for the entry of any stipulation or order, or for any other purpose required to obtain a final determination of the litigation. The Company will re-open the proceedings upon a decision being rendered in the above arbitration.

         On March 22, 1996, upon notice of a request for transfer of additional shares of the Manzali Group held in the name of Antonio Sichirollo, the Company filed an adverse claim with its transfer agent estopping the further transfer of such shares for a 30 day period. Since such time, the Company has retained counsel to proceed with an attachment claim in the state of Colorado based on the same facts and circumstances as the attachment claim made in the United States District Court of New Jersey.

ITEM 2.  CHANGES IN SECURITIES

         As of March 11, 1996, the Company designated 2,000,000 million of its authorized shares as Non-Voting Common Stock. Such Non-Voting shares have identical rights and privileges as the Voting shares, except that such Non-Voting shares are not entitled to a vote on any matters presented before the shareholders. The Non-Voting shares shall be convertible into an equal number of Voting shares at the holder's option. See Item 4. Submission of Matters to a Vote of Security Holders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An affirmative vote of the holders of a majority of the outstanding shares of Common Stock is required for approval of any Amendment to a Company Certificate of Incorporation pursuant to the applicable provisions of the General Corporation Law of the State of Delaware (the "DGCL"). Unilabs Holdings SA ("Holdings"), owning approximately 51% of the outstanding shares of Common Stock at the time of the execution of both written consents, has acted by written consent to vote in favor of the two Amendments to the Company's Certificate of Incorporation described hereinafter. Accordingly, the Amendments have been approved.

         As of December 27, 1995, the Amendment to the Certificate of Incorporation became effective (the "Effective Date") in accordance with the applicable time applications as set forth in the rules of the Securities Exchange Act of 1934, as amended with regard to the change in the Company's capital structure.

         Such Amendment to the Certificate of Incorporation of the Company provided for a one-to-four reverse split of the Common Stock of the Company; provided for a decrease of authorized shares of Common Stock of the Company from 60 million to 20 million; and changed the name of the Company from "UniHolding Corp." to "UniHolding Corporation". The reverse stock split affected only the shares which were then issued.

         On the Effective Date of such charter Amendment, each four shares of Common Stock of the Company, par value $0.01 per share, issued as of the close of business on such date was automatically changed into one validly issued, fully paid and non-assessable share of Common Stock, par value $0.01 per share ("New Common Stock"). As of the Effective Date, each certificate representing shares of Common Stock immediately prior to the Effective Date represents a number equal to one-fourth of the number of shares of Common Stock set forth thereon, and as soon as practicable thereafter and upon return of each such certificate, there shall be exchanged to the holders of record of the shares represented thereby at the close of business on the Effective Date a certificate or certificates representing shares of New Common Stock on a ratio of one share of New Common Stock, par value $0.01 per share, for each four share of Common Stock, par value $0.01 per share, held prior to the Effective Date.

         On the Effective Date, any capital of the Company in excess of the aggregate par value of the shares of New Common Stock has been transferred to capital surplus. A holder of Common Stock whose aggregate shares of Common Stock held in one name or account are not evenly divisible by four shall not be issued a fractional share of the New Common Stock, but rather shall be entitled to receive from the Company, upon surrender of certificates representing Common Stock, cash in respect of shares for which a fractional share would otherwise have been issued, such cash to be in an amount equal to $5.00 multiplied by the number of existing shares of Common Stock for which a new fractional share would otherwise have been issued. Following the reverse stock split, the Company will record the number of shares for each new certificate for every stockholder of record on the basis of the list of stockholders of record on the Effective Date, which is the record date for the reverse stock split. In the event that the Company had reliable information with respect to beneficial ownership which differed from record ownership, the Company would require that the stockholder of record prove he, she or it is the beneficial owner of the shares for which he appears as the stockholder of record. Only entities holding at least one full share of New Common Stock shall be deemed stockholders of the Company.

         After the reverse stock split, the Company now has approximately 6,122,169 shares of New Common Stock issued and outstanding. After the reduction of authorized shares to 20 million, the Company presently has approximately 13,877,831 shares of New Common Stock available for issuance by action of the board of directors.

         As of March 11, 1996, the Amendment to the Certificate of Incorporation of the Company became effective (the "Effective Date") in accordance with the applicable time applications as set forth in the rules of the Securities Exchange Act of 1934, as amended with regard to the creation of Non-Voting Common Stock.

         The Amendment provides for the creation and authorization of Non-Voting Common Stock. The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of capital stock, all those previously being voting shares of Common Stock. Under the Amendment, the Company is now authorized to issue up to 20,000,000 shares of capital stock, of which 2,000,000 shares are Non-Voting Common Stock, from time to time in the Board's discretion consistent with the applicable law and the rules and regulations of the National Association of Securities Dealers, Inc. The terms, rights and privileges of the Non-Voting Common Stock are identical to those of the Common Stock except that the Non-Voting Common Stock (i) has no right to vote on any matter to be presented to the shareholders of the Company in accordance with its By-laws, except as required by law and (ii) shall be convertible by any holder of the Non-Voting Common Stock on a share for share basis into shares of the Company's Common Stock, at the holder's option (except as described below). Accordingly, both the Common Stock and the Non-Voting Common Stock, as expressly provided in the Company's Certificate of Incorporation, by law or by the Board of Directors pursuant to the Certificate of Incorporation, possess all such rights and privileges as are afforded to capital stock by applicable law in the absence of any express grant of rights or privileges in the Certificate of Incorporation, including, but not limited to, the following rights and privileges: (a) dividends may be declared and paid or set apart for payment upon the Common Stock and the Non-Voting Common Stock out of any assets or funds of the Company legally available for the payment of dividends; and (b) upon the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the net assets of the Company shall be distributed pro rata, and without preference of one class of common stock over the other, to the holders of the Common Stock and the Non-Voting Common Stock in accordance with their respective rights and interests as provided for in Articles 4 and 5 of the Certificate of Incorporation of the Company. Neither the Common Stock or the Non-Voting Common Stock will have preemptive rights. The descriptions contained herein of the terms, rights and privileges of the Non-Voting Common Stock and of the Amendment creating the Non-Voting Common Stock are qualified in their entirety by reference to the form of Amendment attached as Appendix B, which is incorporated by reference herein in its entirety.

         Except as set forth above, the rights and interests of the Non-Voting Common Stock do not vary form those of the Common stock. The rights and interest of the Non-Voting Common Stock may be amended, altered or repealed by an amendment, alteration or repeal of the provisions of Article 4 of the Company's Certificate of Incorporation addressing such rights and interests. Under applicable law and the provisions of the Certificate of Incorporation, such provisions of the Certificate may be amended, altered or repealed by the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock.

         Upon approval and effectiveness of the Amendment, the Company will issue 298,384 shares of Non-Voting Common Stock (the "Holdings Shares") to Holdings in exchange for 298,384 shares of Common Stock in connection with an Exchange Agreement, dated January 31, 1996, between Holdings and SBC Equity Partners SA ("SBC"), a wholly-owned subsidiary of Swiss Bank Corporation with the cooperation and agreement of the Company (the "SBC Exchange Agreement"). Pursuant to the SBC Exchange Agreement, Holdings will exchange with SBC 298,384 shares of the Company's Non-Voting Common Stock and 298,384 shares of the Company's Voting Common Stock for 1600 shares of common stock, par value Swiss Franc 500 each of Unilabs S.A., a majority owned Swiss subsidiary of the Company. Such exchange was determined in arm's length negotiations between Holdings and SBC. Pursuant to the SBC Exchange Agreement, the transfer by Holdings to SBC of the 298,384 shares of the Company's Voting Common Stock will be effected on or before February 5, 1996, and the issuance of the Non-Voting Common Stock to Holdings, and thereafter to SBC through a transfer, will be effected as soon as practicable. The Holdings Shares will not be convertible into Common Stock so long as such shares are owned by SBC or an affiliate of SBC. Upon the subsequent sale or transfer of such shares by SBC to a third party unaffiliated with SBC that is not otherwise a "Restricted Person" as defined in the Amendment, such shares will become convertible on a share for share basis into shares of the Company's Common Stock, as described above.

         Other than restrictions imposed as a matter of law, including restrictions under the Securities Act and the Bank Holding Company Act of 1956 (the "BHCA"), as discussed below, there are no restrictions, contractual or otherwise, on the resale of the Non-Voting Common Stock issued to Holdings for subsequent transfer to SBC. As of the date of this Information Statement, the Company is not aware of any plans or commitments on the part of SBC to resell such Non-Voting Common Stock.

         The Company agreed to create and exchange a portion of the Non-Voting Common Stock at Holding's and SBC's request because of the potential application of certain restrictions contained in the BHCA, which prohibits in certain circumstances bank holding companies from acquiring more than 5% of the voting equity securities of a non banking entity. SBC is an affiliate of Swiss Bank Corporation which may be deemed to be a bank holding company under the BHCA.

         The Company has no current plans to issue additional shares of Non-Voting Common Stock. The purchase price for any additional issuances of Non-Voting Common Stock will depend on the facts and circumstances of each such issuance at the time and may be higher than, equal to or lower than the then current market price for UniHolding Common Stock.

         The Company's Board of Directors approved the Amendment because it believes the Amendment, and the class of Non-Voting Common Stock created thereby, are in the best interests of the Company and its shareholders. The Amendment was directly motivated by the request of Holdings and SBC for the creation and issuance of Non-Voting Common Stock because of the potential restrictions contained in the BHCA on SBC's ownership of more than 5% of the Common Stock of the Company. The Company's Board of Directors believes that it was in the Company's best interests to agree to Holdings' and SBC's request (subject to obtaining subsequent corporate and regulatory approvals for the issuance of the Non-Voting Common Stock) since this will permit SBC, a prominent institutional investor acting on an international basis, to become a 10% shareholder in the Company. The Board believes that the investment in the Company represented by such Non-Voting Common Stock and Common Stock will enhance the Company's perception and reputation in the market and the industry.

         In considering the Amendment, the Board recognized and considered that the Amendment could increase the Company's financial flexibility by permitting it to issue, subject to obtaining requisite corporate and regulatory approvals, additional common equity to finance future growth, internally or through acquisitions, without substantially reducing the ability of the Company's long-term holders to participate in, and exert influence over, corporate decisions. Thus, following the issuance of the Non-voting Common Stock to Holdings and the subsequent transfer of same to SBC, the Company may be in a better position to issue various forms of equity for various corporate purposes.

ITEM 5. OTHER ITEMS

PROPOSED RESTRUCTURING OF SUBSIDIARY RELATIONSHIP AND PLANS TO MAXIMIZE SHAREHOLDER VALUE

         The Company has determined that the best financial strategy for maximizing the present and future value of the Company and its anticipated growth, is to effect a spin-off of the Company's clinical trials business to its shareholders. The clinical trials business consists of UCT, Pharmasoft, and the 17% interest in NDA with the option to purchase the additional 13% of NDA. The Company is now working on the details of such action, including the preparation of the documentation to be filed with the Securities & Exchange Commission and NASDAQ. Further, the Company is addressing certain US and foreign tax issues related to the completion of the spin off or disposition of the clinical trials business.

         The Company announced as of February 27, 1996 that it is considering several alternative proposals to maximize shareholder values, including the selling of a minority or majority stake in some of its operations, and the floating of one or more of its subsidiaries on a major European exchange. The Company expects that such action will generate cash permitting the financing of new developments and/or acquisitions in countries which offer significant potential opportunities.

REGULATION S OFFERING

         The Company is reviewing several alternatives to expand its operations. In order to raise funds to enable the Company to consider such actions, the Company continues to offer a maximum of 1,875,000 newly-issued shares of the Company in the offshore market to certain European investors presently not affiliated with the Company. The shares are being offered in the offshore market in accordance with Regulation S, which provides an exemption to registration of the shares from the Securities Act of 1933, as amended. There are 1,812,500 shares presently available for issuance under the Regulation S Offering.

PROPOSED REGISTRATION OF SHARES

         The Company is finalizing the preparation of its Registration Statement and Prospectus to be filed with the Securities & Exchange Commission and NASDAQ with a view to register substantially all of the outstanding shares of the Company's Common Stock under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

         Exhibits included hereinafter in Appendix A are as follows:

         Press Release:

         1.       UniHolding Corp. Announces Second Quarter Results - January
                  16, 1996

         2. UniHolding Corp. Announces Plans to Maximize Shareholders' Values - February 27, 1996

         Appendix B contains the Amendments to the Company's Certificate of Incorporation.

         Appendix C contains the Financial Data Schedule (Exhibit 27) as required under Regulation S-X and S-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UniHolding Corporation

                              By:      /s/ Bruno Adam by Melanie K. Stapp (poa)
                                       ---------------------------------------
                                       Bruno Adam, CFO
                                       By: Melanie K. Stapp by Power
                                       of Attorney

Date: 4-15-96
      -------

                                   APPENDIX A

                                 PRESS RELEASES

PRESS RELEASE

From:    UniHolding Corp.
         New York, New York

                                                    For further information:
                                                    Melanie K. Stapp (New York)
                                                    (212) 219-9496
                                                    Bruno Adam (Geneva)
                                                    +(41) (22) 732-9411

FOR IMMEDIATE RELEASE
January 20, 1995

                UNIHOLDING CORP. ANNOUNCES SECOND QUARTER RESULTS

New York, New York, January 20, 1995 -- UniHolding Corp. (NASDAQ: UHLD) announced today that the net revenues for the quarter ended November 30, 1994 were $21 million and net income was $0.6 million, or $0.03 per share as reported in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 17, 1995.

For the six months ended November 30, 1994, net revenues were $39 million and net income was $0.8 million, or $0.04 per share. Net income for the Quarter and for the six months ended November 30, 1994, included a non-recurring charge of $0.2 million, or $0.01 per share, incurred in connection with the disposition of a non-strategic subsidiary. Accordingly, net income from continuing operations for the Quarter and for the six months ended November 30, 1994 were $0.8 million and $1 million, or $0.04 and $0.05 per share, respectively.

This compares to results for the comparable periods in the prior year of $15 million and $26 million in revenues and $1.5 million and $2.1 million in net income. For the six months ended November 30, 1993, pro forma revenues would have been $33 million, pro forma net income would have been $1.3 million and pro forma earnings per share would have been $0.06 taking into account an assumption that certain transactions would have taken place as of June 1, 1993, including
(a) the deemed acquisition of the net assets of UniHolding, (b) the purchase of JS Pathology, (c) the reduction from 30% to 14% of the minority interest in Unilabs SA, and (d) the previously reported issuance by UniHolding on June 22, 1994 of approximately 3.3 million shares in early payment of an $18 million note.

Mr. Edgard Zwirn, Chairman and CEO, commented that, "We are pleased to see that the performance of the Swiss operations continues to be strong and exactly on target with our forecasts. On the other hand, we are confident that the decline in profitability of JS Pathology will not continue in part due to a major restructuring of the local management and the appointment of a dedicated sales force. The contract with the Lister Hospital started as planned on December 1, 1994, and we expect it to bring a positive contribution in the months to come".

UniHolding Corp. owns 60% of Unilabs Group Limited, a European joint venture with Unilab Corp. (which owns 40% thereof). Unilabs Group Limited provides laboratory testing services in the United Kingdom and Switzerland through its principal operating subsidiaries, United Laboratories Limited (UK) and Unilabs SA (Switzerland).

PRESS RELEASE

From: UniHolding Corp.
New York, New York

                                               For Further Information:
                                               Melanie Stapp (New York)
                                               (212) 219 9496
                                               Bruno Adam (Geneva, Switzerland)
                                               + (41) (22) 909 77 77

FOR IMMEDIATE RELEASE
February 27, 1996

                  UNIHOLDING CORP. ANNOUNCES PLANS TO MAXIMIZE
                              SHAREHOLDERS' VALUES

New York, New York, February 27, 1996 -- UniHolding Corporation (NASDAQ: UHLD) announced today that its Board of Directors is considering a number of alternative proposals for implementation over the next several (few) months. Such proposals have been presented for consideration as a result of the observation that the share price recently quoted on NASDAQ does not reflect, in the Board's opinion, the underlying value of the Company and its subsidiaries.

The Company has already announced the preparation of a registration statement to register substantially all of its outstanding shares, and the spin off of its clinical trials division. Yet, the market has not accurately reflected the Company's real performance and prospects in management's view.

With a view to further maximize shareholders' values, the Board is currently considering the implementation of one or more of the following courses of action: floating one or more of its subsidiaries on a major European exchange; selling a minority or majority stake of its operations to new investors, and the issuance of an initial public offering. The Company expects any such action will generate cash permitting the financing of new developments and/or acquisitions in countries which offer significant potential.

UniHolding Corp. owns Unilabs Group Limited which provides laboratory testing services in the United Kingdom and Switzerland through its principal operating subsidiaries, United Laboratories Limited (UK) and Unilabs SA (Switzerland). UniHolding also owns laboratories in Italy and Spain.

                                   APPENDIX B

                   AMENDMENTS TO CERTIFICATE OF INCORPORATION

                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                ****************

         Pursuant to Section 242 of the General Corporation Law of the State of Delaware, UNIHOLDING CORP., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

         FIRST: That by unanimous written consent of the Board of Directors of UniHolding Corp. resolutions were duly adopted as of November 17, 1995 setting forth the proposed amendments to the Certificate of Incorporation of said corporation, declaring said amendments to be advisable and recommending same to the shareholders of the corporation. The resolutions setting forth the proposed amendments are as follows:

         RESOLVED, that the Certificate of Incorporation be amended by deleting Articles 1 and 4 in their entirety and inserting in lieu thereof the following:

         1.       The name of the Corporation is UniHolding Corporation.

         4. The total number of shares of stock which the Corporation shall have the authority to issue is twenty million (20,000,000) shares of Common Stock, having a par value of $0.01 per share.

         Each four shares of such Common Stock issued at the close of business on the date on which this amendment becomes effective shall automatically be changed into one validly issued, fully paid and non-assessable share of Common Stock, having a par value of $0.01 per share. Upon this amendment becoming effective, each certificate representing shares of Common Stock immediately prior to the effectiveness of this amendment shall represent a number equal to one-fourth of the number of shares of Common Stock set forth thereon, and as soon as practicable thereafter and upon return of each such certificate, there shall be exchanged to the holders of record of the shares represented thereby at the close of business on the date on which this amendment becomes effective a certificate or certificates representing shares on a ratio of one share of Common Stock, par value $0.01 per share, for each four shares of Common Stock, par value $0.01 per share held prior to the effectiveness of this amendment.

         SECOND: That said resolutions were duly adopted by the written consent of the shareholders of the Corporation in accordance with the provisions of
Section 228 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, said Corporation has caused this certificate to be signed by Bruno Adam, its Chief Financial Officer and attested by Melanie K. Stapp, its Secretary, as of this 22nd day of December, 1995.

                                                     UNIHOLDING CORP.

                                                     By: /s/ Bruno Adam
                                                         -------------------
                                                     Bruno Adam,
                                                     Chief Financial Officer

ATTEST:


By:/s/ Melanie K. Stapp
   --------------------------
Melanie K. Stapp
Secretary

                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                       OF

                             UNIHOLDING CORPORATION

                                ****************

         Pursuant to Section 242 of the General Corporation Law of the State of Delaware, UNIHOLDING CORP., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

         FIRST, the Certificate of Incorporation of the Corporation is hereby amended by deleting Article 4 in its entirety and substituting the following in lieu thereof :

         4. The total number of shares of all classes of stock which the Corporation shall have the authority to issue is twenty million (20,000,000) shares, of which 18,000,000 shares, par value $0.01 per share shall be designated Voting Common Stock ("Voting Common Stock"), and 2,000,000 shares, par value $0.01 per share shall be designated Non-Voting Common Stock ("Non-Voting Common Stock"). All cross-references in each Part of this Article 4 refer to other paragraphs in such Part unless otherwise indicated. All shares of Voting Common Stock and Non-Voting Common Stock shall be identical and shall entitle the holders thereof to the same rights and privileges, except as otherwise provided in this Certificate of Incorporation and as required by law. The Board of Directors of the Corporation may authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such restrictions or limitations, if any, as may be set forth in the bylaws of the Corporation.

         (a) Voting Common Stock. Except as provided by law the holders of shares of Voting Common Stock shall be entitled to vote on any matter or question submitted to the shareholders, as to such matter or question, have one vote, in person, by written consent or by proxy, for each share of duly authorized, issued and outstanding share of Voting Common Stock standing in his name on the books of the Corporation. Quorum constituting any number of shareholders holding at least a majority of the outstanding shares of capital stock entitled to vote with respect to the business to be transacted, who shall be present in person, represented by proxy or by written consent in accordance with the General Corporation Laws of Delaware.

         (b) Non-Voting Common Stock. Except as otherwise provided by law, the holders of Non-Voting Common Stock shall have no right in any event to vote on any matter to be voted on by the shareholders of the Corporation (including any election or removal of the directors of the Corporation).

         (c) Dividends. When and as dividends are declared, whether payable in cash, in property or in securities of the Corporation or any of its subsidiaries, the holders of the Voting Common Stock and the Non-Voting Common Stock shall be entitled to share equally, on a share for share basis, in such dividends.

         (d)      Conversion of Non-Voting Common Stock.

                  (i) The holder of Non-Voting Common Stock shall have the right at any time, or from time to time, at such holder's option, to convert all or any portion of the shares into an equal number of fully paid and nonassessable share of Voting Common Stock, on and subject to the terms and conditions hereinafter set forth; provided, however, that 298,384 shares of Non-Voting Common Stock to be held in the name of SBC Equity Partners ("SBC"), pursuant to an Exchange Agreement, dated January 31, 1996, shall not be convertible into shares of Voting Common Stock so long as such shares are beneficially owned by SBC or any of its affiliates or any other "Restricted Person", defined as any person that would be precluded by applicable United States federal or state law from owning Common Stock or securities convertible into Voting Common Stock. However, all or a portion of such shares may be converted into Voting Common Stock on a share for share basis upon the transfer by SBC of such shares to any person not an affiliate of SBC or not a Restricted Person, at such holder's option. SBC may transfer shares of the Non-Voting Common Stock only (a) in a widely dispersed public offering, (b) to one or more investors (not being an affiliate of SBC nor a Restricted Person), in one or more transactions, none of whom, after such purchase would hold more than 2% of the voting securities of the Company then outstanding assuming that the shares of Non-Voting Common Stock being transferred to such investor have been fully converted by such investor, (c) to any person or entity that already controls the Company prior to such transfer, (d) in a transaction that complies with Rule 144 (or any successor thereto) of the Securities Act of 1933, as amended, or (e) in any other transaction approved in advance by the Federal Reserve System.

                  SBC may only convert shares of this Non-Voting Common Stock into Voting Common Stock in connection with the sale of the Voting Common Stock (a) in a widely dispersed public offering, (b) to one or more investors (not being an affiliate of SBC nor a Restricted Person), in one or more transactions, none of whom, after such purchase would hold more than 2% of the voting securities of the Company then outstanding assuming that the shares of Non-Voting Common Stock being transferred to such investor have been fully converted by such investor, (c) to any person or entity that already controls the Company prior to such transfer, (d) in a transaction that complies with Rule 144 (or any successor thereto) of the Securities Act of 1933, as amended, or (e) in any other transaction approved in advance by the Federal Reserve System.

                  (ii) In order to exercise its conversion privilege, the holder of any shares of Non-Voting Common Stock shall present and surrender the certificate or certificates representing such shares or portion of such shares of Non-Voting Common Stock to be converted during usual business hours at any office of the Corporation (or such other office or agency designated by the Corporation) together with a written notice of the election of the holder to convert the shares represented by such certificate or any portion thereof specified in such notice. Such notice shall contain the name or names, address and denominations in which the certificate(s) for shares of Voting Common Stock shall be issuable on such conversion and shall include instructions for delivery thereof. Further, certificate(s) representing the Non-Voting Common Stock which shall be surrendered shall be accompanied by instruments of transfer, in the form satisfactory to the Corporation, duly executed by the holder of such shares or its duly authorized representative. Each conversion of shares of Non-Voting Common Stock shall be deemed to have been effected on the date (the "conversion date") on which the certificate(s) representing such shares shall have been surrendered and such notice and any required instruments of transfer shall have been received as aforesaid, and the person or persons in whose name(s) any certificate(s) for shares of Voting Common Stock shall be issuable on such conversion shall be, for the purpose of receiving dividends and for all other corporate purposes whatsoever, deemed to have become the holder(s) of record of the shares of Voting Common Stock represented thereby on the conversion date. The issuance of certificates for shares of Voting Common Stock issuable upon the conversion of shares of Non-Voting Common Stock by the registered holder thereof shall be made without charge to the converting holder for any tax imposed on the Corporation in respect of the issue thereof. The Corporation shall not, however, be required to pay any tax which may be payable with respect to any transfer involved in the issue and delivery of any certificate in a name other than that of the registered holder of the shares being converted, and the Corporation shall not be required to issue or deliver any such certificate unless and until the person requesting the issuance thereof shall have paid to the Corporation the amount of such tax or has established to the satisfaction of the Corporation that such tax has been paid.

                  (iii) In case of any consolidation or merger of the Corporation as a result of which the holders of Common Stock shall be entitled to receive cash, stock, other securities or other property with respect to or in exchange for Common Stock or in case of any sale or conveyance of all or substantially all of the property or business of the Corporation as an entirety, a holder of a share of Non-Voting Common Stock shall have the right thereafter, so long as the conversion right hereunder shall exist, to convert such share into the kind and amount of cash, shares of stock and other securities and properties receivable upon such consolidation, merger, sale or conveyance by a holder of one share of Voting Common Stock and shall have no other conversion rights with regard to such share. The provisions of this paragraph (iii) shall similarly apply to successive consolidations, mergers, sales or conveyances.

                  (iv) Shares of the Non-Voting Common Stock converted into shares of the Voting Common Stock as provided in this Article 4 shall resume the status of authorized but unissued shares of Non-Voting Common Stock.

                  (v) Such number of shares of Voting Common Stock as may from time to time be required for such purpose shall be reserved for issuance upon conversion of outstanding shares of Non-Voting Common Stock.

         SECOND: The foregoing amendment has been duly adopted by the Board of Directors and a majority of the shareholders of the Company in accordance with the provisions of Section 228 and Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, said Corporation has caused this certificate to be executed by Bruno Adam, its Chief Financial Officer and attested by Melanie K. Stapp, its Secretary, as of this 2nd day of February, 1996.

                                                     UNIHOLDING CORPORATION



                                                     By:     /s/ Bruno Adam
                                                         ----------------------
                                                     Bruno Adam,
                                                     Chief Financial Officer

ATTEST:


By:      /s/ Melanie K. Stapp
   --------------------------------
Melanie K. Stapp
Secretary

                                   APPENDIX C

                      FINANCIAL DATA SCHEDULE (EXHIBIT 27)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule