Form 10-K
period 1996-05-31
UNIHOLDING CORP
filed 1996-10-02
CIK 354199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period            to


                           Commission File No. 0-9833

                               UNIHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                            58-1443790
------------------------------                        ----------------------
(State or other jurisdiction                          (I.R.S. Employer
    of incorporation)                                 Identification Number)

96 Spring Street, New York, New York                         10012
-------------------------------------                     -----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (212)219-9496

Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock, $ 0.01 Par Value Per Share
                  --------------------------------------------
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of September 13, 1996, 6,455,502 shares of Registrant's Common Stock, par value $0.01 per share, were outstanding. The aggregate market value of the Common Stock, based on the closing price on The Nasdaq Stock Market/Nasdaq Small Cap as of September 16, 1996, held by nonaffiliates of the Registrant was approximately $51 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.     BUSINESS

1.1   General

     UniHolding Corporation (the "Company" or "UniHolding") is a Delaware corporation organized in 1987. The present name of the Company was adopted August 30, 1993, as UniHolding Corp. and modified into UniHolding Corporation in December 1995. The Company's principal business and operations are in European clinical laboratory testing services (the "Diagnostic Laboratory division"), and in clinical trials testing for the pharmaceutical industry ("the Clinical Trials division").

     The Company entered the clinical laboratory industry on March 31, 1994, when the Company acquired a majority interest in a group of companies in the European clinical laboratory industry pursuant to a Stock Exchange Agreement dated March 9, 1994 (the "Acquisition Agreement") with Unilabs Holdings SA, a Panama corporation ("Holdings"). In accordance with the Acquisition Agreement, the Company (1) issued 3,275,865 shares of Common Stock, par value $0.01 (the "Common Stock") to Holdings thereby giving Holdings 65.75% of the outstanding shares of the Company, (2) issued a promissory note in the principal amount of $18 million bearing interest at the annual rate of five percent (5%) to Holdings, and (3) canceled a loan in the approximate amount of $2.9 million due to the Company from Holdings. In exchange, the Company received 60% of the outstanding shares of Unilabs Group Limited, a British Virgin Islands corporation ("UGL"), and 100% of the outstanding shares of Uni Clinical Laboratories UCL Engineering SA, a Switzerland corporation ("UCLE") from Holdings. Pursuant to the terms of the Acquisition Agreement, the Company also received options to purchase Holdings' majority interests in its Italian and Spanish operating subsidiaries, which the Company exercised on May 31, 1995.

     UGL is a medical services holding company which supplies clinical testing services in Switzerland and the United Kingdom through its majority owned subsidiary, Unilabs SA, a Switzerland corporation ("ULSA") and its wholly-owned subsidiary, United Laboratories Limited ("ULL"), a holding company, which holds 100% of JS Pathology ("JSP"), Farrer-Brown Histopathology Limited ("FBH"), and Unilabs Trust Laboratories Limited ("UTL"), all of which are United Kingdom corporations. UCLE provides scientific and quality control services primarily to the Company's subsidiaries.

     Since its inception in 1987, ULSA has grown into the largest clinical laboratory group in Switzerland, with a network of 9 laboratories which provide a full spectrum of clinical laboratory tests which are used in the diagnosis, monitoring and treatment of diseases and illnesses. As of December 1, 1994, ULSA acquired a customer list of an unrelated Geneva based laboratory for use by its Swiss operating subsidiaries at an approximate cost of $1.7 million.

     UCLE is a wholly-owned subsidiary of the Company acquired pursuant to the Acquisition Agreement. UCLE was organized in December 1991 basing its operations in Geneva, Switzerland. UCLE provides scientific and quality control services for clinical laboratories. UCLE provides most of its services to the Company's laboratories.

     ULL is a holding company which holds 100% of JSP, FBH and UTL. JSP was acquired by UGL on November 10, 1993. ULL was formed by UGL shortly after the acquisition of JSP, and JSP was then transferred to ULL in a reorganization; as such, ULL is considered to have been acquired on November 10, 1993. Thereafter, FBH was acquired on January 1, 1994 by ULL. UTL was formed in November 1994 in order to manage the contract with the North Hertfordshire NHS Trust signed on August 11, 1994. On May 29, 1995, with a view to streamlining the European subsidiary structure, UGL sold ULL, its wholly-owned subsidiary, to ULSA, currently an 87.2% subsidiary of UGL. Therefore, as from May 29, 1995, ULL became a wholly-owned subsidiary of ULSA, while during fiscal year 1995 ULL was a subsidiary of UGL.

     On June 30, 1995, the Company acquired the remaining 40% of UGL from Unilab Corporation, a Delaware corporation, in consideration for $13 million in cash, the assumption of a $2 million\ note due by Unilab Corporation to JS Pathology, a wholly owned subsidiary of UGL, and a $15 million one year note. As of the above date, the Company owns and controls 100% of UGL.

     On May 31, 1995, the Company exercised the options granted under the terms of the Acquisition Agreement for the purchase of Holdings' majority interests in the Italian and Spanish operations (the "Italian Option" and the "Spanish Option"). The Company exercised the Italian Option obtaining 100% of Istituto Medico Di Torino SpA and 50% of Medil Srl at an exercise price of SFr 5.3 million ($4.5 million) in the form a one year interest-bearing promissory note (the "Italian Note"). The Company exercised the Spanish Option obtaining 98% of United Laboratories Espana S.A. at an exercise price of SFr 3.3 million ($2.8 million) in the form of a one year interest-bearing promissory note (the "Spanish Note"). Both the Italian Note and the Spanish Note were offset against cash advances previously made to Holdings.

     On March 1, 1995, the Company entered into a Cooperation Agreement, a Licensing Agreement and Marketing Agreement (together referred to as the "NDA Agreements") with NDA Clinical Trials Services Inc., a Delaware corporation based in New York, to provide a global product of laboratory testing services to the pharmaceutical industry in clinical evaluations in the United States and Europe utilizing similar procedures in testing and data management. The Company has established two new European subsidiaries to undertake the laboratory testing for clinical evaluations in Europe, Unilabs Clinical Trials Limited, a United Kingdom subsidiary ("UCT"), and Pharmasoft SA, a Swiss subsidiary. As of October 16, 1995, the Company entered into a Stock Purchase Agreement and an Option Agreement with NDA. Under these Agreements, the Company acquired 17% of NDA's capital through the purchase of newly-issued shares, together with an option to increase its stake in NDA to 30% on or before May 31, 1998. The consideration for the acquisition of 17% was $1,188,000 paid in cash at closing. Simultaneously, UCT granted to NDA and NDA's stockholders (excluding the Company), an option to subscribe to new shares of UCT. This option was contingent upon the Company exercising its option on 13% of NDA's equity. As of July 23, 1996, the reciprocal options on 13% of NDA's equity and on new shares of UCT were terminated by mutual consent. As of July 23, 1996, the Company transferred the assets of its Clinical Trials division, consisting of 100% of the equity of UCT, 100% of the equity of Pharmasoft SA and 17% of the equity of NDA to a newly formed wholly-owned British Virgin Islands subsidiary, Global Unilabs Clinical Trials Ltd. ("GUCT") in exchange for 217,000 ordinary shares representing all of the issued and outstanding shares of GUCT. The Company intends to offer its shareholders the right to subscribe directly to an $8 million increase in the equity of GUCT (see hereinafter "Clinical Trials Operations"). If the offering is fully subscribed, the Company's ownership in GUCT will be diluted to approximately 24%.

     UCT is a wholly-owned subsidiary of the Company established as of May 31, 1995, in London in connection with the Company's expansion into the pharmaceutical testing industry. UCT provides central laboratory services and evaluations for the pharmaceutical industry throughout Europe. Such service is provided using the laboratory facilities of JSP in London and those of the Company's partner in the United States, NDA. The Company cooperates with NDA and utilizes certain software and know-how of NDA adapted to the European market and industry practices and regulations. The Company and NDA jointly market their services on both sides of the Atlantic. On June 1, 1996, UCT acquired the clinical trials business thus far performed by JSP, for a consideration comprising a note of $610,000 and the establishment of a five-year subcontracting and service agreement between UCT and JSP for the provision of testing services by JSP, the renting of space in JSP's facilities and the provision of business administration services. The price for the subcontracting of testing has been fixed such that JSP makes a profit over the period of the contract which, together with the note, equals the fair value of the business as of June 1, 1996.

     Pharmasoft SA is a Swiss company and, from May 31, 1995, is a wholly-owned subsidiary of the Company established for the purpose of maintaining and updating the software systems and background support services necessary for the clinical trials operations performed by UCT.

     On May 30, 1995, the Company formed a wholly-owned subsidiary, Unilabs Management Company Limited (a Gibraltar corporation, "UMC") for the purpose of providing financial consulting, bookkeeping services and other administrative support to the Company and its subsidiaries. Operations started in July 1995, at which time UMC was transferred to ULSA for approximately $150,000, a consideration equal to the issued share capital of UMC.

     On September 14, 1995, UGL entered into an agreement with Health Strategies Limited, (a Jersey Channel Islands corporation, "HSL", a company which may be deemed to be related to the Company for the reasons mentioned elsewhere herein, and which the Company believes may be deemed to be controlled by a director of Unilab), whereby a new company, MISE S.A. (a British Virgin Islands corporation, "MISE") was formed. UGL invested $3,005,000 in MISE for 33.3% of the voting rights and for 66.6% of the equity in MISE stock of which $2,005,000 was paid during the year ended May 31, 1996, and the balance is payable in two installments of $500,000 each in September 1996 and 1997. HSL owns the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $1,500,000 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250,000 by HSL from Medical Diagnositc Management Inc. (a U.S. corporation, "MDM"). Further, MISE committed to pay HSL a total of $1,500,000 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $500,000 was paid during the year ended May 31, 1996, and the balance is payable in two installments of $500,000 each in October 1996 and 1997. The fee agreed for the marketing plans also includes support services and customization to European needs. The investment provides the Company access to certain know-how developed by MDM. MDM is a start-up company which is active in the industry of health information services in the U.S., and is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). Its strategy is to be a clinical, financial, administrative and information management intermediary among referring physicians, payers and diagnostic providers. The know-how acquired by MISE from HSL includes, but is not limited to, a certain computerized information system proprietary to MDM. HSL granted to MISE a perpetual license for the use of the MDM know-how and related software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. Both UGL and HSL agreed to use their best efforts to implement the MISE business in Western Europe and agreed not to compete with MISE in the same territory. The Company, through MISE, intends to market the concept, including the computerized information system, to health insurance companies throughout Europe. The Company believes that such a concept should be particularly useful and applicable in the context of the ongoing deregulation of the health care system and may provide a useful tool to achieve substantial savings in health care costs in several European countries. During the year ended May 31, 1996, MISE had no activity. The Company's management believes that operations will start in fiscal year 1997.

1.2   The Clinical Testing Industry in Europe

      Clinical laboratory tests are used by both general practitioners and specialists and other health care providers to diagnose, monitor and treat illnesses, diseases and other medical conditions through the detection of substances or abnormalities in blood, urine or other body fluids and tissue samples. Clinical laboratory tests are primarily performed in hospitals, physician-owned laboratories and independent laboratories.

      The European clinical testing industry differs from the United States industry as it is characterized by fragmentation and substantial cultural, social, ethical and regulatory differences from country to country. Overall, the European clinical testing volume is estimated to be at least $20 billion annually. There are at least 12,000 active, independent clinical laboratory companies in Europe. The Company presently operates its laboratory interests in Switzerland, the United Kingdom, Italy and Spain.

     The Swiss market is an approximately $1.5 billion a year industry, for a population of approximately 7 million people. Currently, the Company estimates that physician-owned laboratories represent approximately 50% of the Swiss clinical testing market, with hospitals (private and public) representing 30% and private clinical laboratories, including the Company and its subsidiaries (i.e., ULSA), representing the remaining 20% of the market.

      The clinical testing market in the United Kingdom (UK) is dominated by the National Health Service ("NHS"). The NHS spends approximately $3 billion annually for clinical testing, representing more than 90% of the market. Otherwise, the industry and market are highly fragmented with at least 200 independent laboratories competing on a local basis. However, the NHS is presently implementing a cost control program based on the decentralization of financial responsibility and the allocation of budgets at a unit level (referred to as "trusts"). These efforts are expected to provide opportunities for independent clinical laboratories. Specifically, new UK legislation deems public health care providers to be trusts and doctors and administrators to be fundholders who have both the authority and responsibility to run their respective businesses within a set budget utilizing outside independent contractors, laboratories, etc. to improve the quality of services and contain costs through competitive bidding. This process is hoped to bring about increased competition and improved performance within the industry. The Company has recently been awarded the first contract of this kind in the UK for an NHS hospital.

      The Company estimates that the Italian market for clinical testing services is approximately $4 billion. In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. There are presently approximately 2,000 private laboratories in Italy. The Italian health care sector is undergoing radical changes, including revisions of Social Security reimbursement practices, fueling the emergence of a growing private health insurance sector. The Company has entered the Italian market based on the growth potential in the market for private laboratories, and on the potential for managing public hospitals' laboratories.

      The clinical testing market in Spain is currently estimated at $2 billion and comprises approximately 1,000 private laboratories, the vast majority of which are very limited in size. Spain is experiencing rapid growth in its private health insurance market forcing price containment and consolidation in the industry. Currently, the Company estimates that private laboratories represent approximately 25% of the Spanish clinical testing market, with hospitals (private and public) representing the remaining 75%. Due to the Companies network of laboratories in Spain, management believes the operations are well situated to take advantage of the changing marketplace.

      With respect to laboratory testing in clinical trials for the pharmaceutical industry, the European market for Phase II and Phase III is estimated to be approximately $ 270 million currently, with approximately 50% of the European market concentrated within four countries: the UK, Germany, France and Italy. The market for laboratory testing and data management services is expected to continue growing at an annual rate of 13% to 17%, based on growth in the underlying market for pharmaceutical research and development expenditures.

      In the Company's view, the European clinical testing services market will continue to grow based on a number of factors. These include (i) rising health care expenditures resulting from an aging population, rising standards of living and the availability of both new and improved treatments for diseases and other medical conditions, (ii) increasing emphasis placed by health care providers on preventive care and the early detection of diseases, (iii) increasing occupational testing by insurance companies and large public and private employers, (iv) increasing testing for substance abuse, sexually transmitted diseases and AIDS, (v) increasing numbers and types of clinical tests resulting from an expanding base of scientific, technical and medical knowledge and (vi) expanding development of highly automated laboratory testing equipment, leading to increasing laboratory operating efficiencies.

1.3   Current Operations

     As a result of its decision to expand in the business of clinical testing in connection with clinical trials performed by the pharmaceutical industry on one hand, and of its investment in MISE on the other hand, the Company currently has three business segments : its core clinical laboratory business (the Diagnostic Laboratory division), the clinical trials testing business (the Clinical Trials division), and the Healthcare Management Services division. Following are the key financial data of the respective businesses for purposes of segment information. Such information does not include segment data relating to the Company's equity investments in unconsolidated affiliates.

(in thousands of dollars)

                                             Year Ended May 31
                                             1996         1995

Revenues from unaffiliated customers:
     Diagnostic Laboratory division       $ 92,634     $ 79,003
     Clinical Trials division                4,427        3,540
     Healthcare Management Services             -            -
       division

Operating Profit (Loss):
     Diagnostic Laboratory division         10,270       10,031
     Clinical Trials division               (1,832)         486
     Healthcare Management Services
       division                                 -            -

Identifiable Assets:
     Diagnostic Laboratory division        121,052      133,558
     Clinical Trials division                2,200           NA
     Healthcare Management Services
       division                                  -            -

      While the Clinical Trials division commenced to exist during the year ended May 31, 1996, the Company, through JSP, already had some activities in the clinical trials business during the year ended May 31, 1995, which activities were transferred to UCT as of June 1, 1996. Accordingly, for analysis and comparative purposes, the activities conducted by JSP in the clinical trials business during both years have been included under the Clinical Trials division caption. provided for on its balance sheet as of May 31, 1996.

     The Company has invested $3 million during the year ended May 31, 1996, in its Healthcare Management Services division, through its investment in MISE and has recognized a loss from such equity investment of the same amount. As explained in further detail elsewhere herein, MISE has recorded a charge of $3 million to reflect the write-off of its investment in certain know-how and marketing plans, in accordance with U.S. generally accepted accounting principles. However, the Company actually believes that there has been no impairment of its investment in its Healthcare Management Services division although such investment has been fully provided for on its balance sheet as of May 31, 1996.


Diagnostic Laboratory Operations

      As European clinical laboratories are perceived as proximity services, a successful service implies personal interaction and on-site facilities which are capable of producing quality testing. However, these laboratories need to be supervised, networked and centrally supported to fulfill their role and survive economically in the changing marketplace.

      On a local level, laboratory operations must be appropriately located in the cities near hospitals, patients and physicians. Whereas, on a national level, the operations must be complemented with access to specialized entities which can produce high-level resources, whether human, scientific or technical to enhance the service and productivity of each of the operations.

      The Company operates in Switzerland, the United Kingdom, Italy and Spain within a competitive environment. The Company believes it is the largest independent clinical laboratory group in each of Switzerland and the United Kingdom and plans to capitalize on its experience, knowledge, and solid growth to maintain its market leadership. The Company's laboratory operations offer a wide range of tests and deliver quality services typically within 24 hours through the use of highly advanced testing equipment, thorough procedures and its advanced proprietary data processing systems. The Company centralizes the development and maintenance of such data processing systems and scientific control and monitoring in specialized entities to enhance its overall services and profitability. More specifically attributable to the Company's success is its ability to allow each laboratory to have a local commercial autonomy, while in the aggregate the laboratories are supervised, coordinated and centrally supported in order to provide for greater administrative and management efficiencies.

      The Company expects to further develop its market leadership and achieve further growth in the private health care sector through volume increases, market share gain and improvement in its test mix, while also continuing to optimize its operations to achieve maximum efficiencies. In addition, the Company is now well positioned to capitalize on opportunities in the public health care sector, primarily in the United Kingdom where the industry is moving towards privatization thereby allowing private market forces to deliver quality, efficient medical services within the public system. The Company's size, economies of scale and experience in acquiring and integrating new operations furnishes it with a clear competitive advantage. The Company is already leading the industry in this growth area, having signed the first contract with a large public hospital in the United Kingdom to manage and operate the hospital's laboratory and provide other necessary clinical testing through its own laboratories. The Company intends to pursue other such contracts with large health care providers in various countries.

      The Italian and Spanish markets offer similar opportunities for growth due to changes in governmental policies and funding which will be monitored and pursued to increase the customer bases in those countries if such opportunities meet the Company's criteria.

      In a rapidly evolving industry which is subject to concentration, technological innovation and political changes, the Company believes it is uniquely positioned to take advantage of the opportunities for expansion and acquisitions that are being created in the European clinical laboratory industry, where the Company at present is the only multinational group.

      The Company is well-positioned to realize such market expansion and increased efficiencies due to a number of factors. The management of the Company believes its experience in operating a network of laboratories of varying sizes in diverse geographic regions, its automated testing equipment and its sophisticated data processing (relating to both medical tests and financial data) and communication systems make it a credible partner for large-scale health care providers. Increasing pressure for cost containment and improved quality of health care are leading to consolidation in the highly fragmented European markets where clinical testing is performed by private laboratories. Similar pressures are leading health care providers in both the public and private sector to contract with private laboratories in order to achieve lower costs, greater efficiency and better quality care. The management of the Company believes its size, economies of scale and experience in acquiring and integrating new operations give it competitive advantages in the current and evolving marketplace.

Diagnostic Laboratory Services:

      The Company's core business is its network of laboratories which offers a comprehensive range of clinical tests to its clients, performing routine tests (tests which its laboratories perform every day, irrespective of the discipline or complexity of the test) and esoteric tests (non-routine and specialized tests) for physicians, hospitals, clinics, other health care providers and employers. The laboratories make extensive use of automated testing equipment and data processing systems. Test results are communicated to its clients by mail, courier, facsimile, telephone or electronic transmission.

      Examples of the broad range of clinical tests offered include (i) the testing of blood, urine and other body fluids for the presence or absence of a specific disease or medical condition; (ii) the cultivation, identification and treatment of bacterial diseases in connection with the testing for general infections and tropical parasites; (iii) the detection of viral diseases through the study of the effects of viral infections on blood serum (including the testing for hepatitis, many sexually transmitted and tropical diseases, AIDS and German measles); (iv) pathological testing to detect abnormalities that are associated with disease in the composition, form or structure of tissue; and (v) the examination of cells (e.g., PAP smear) under a microscope to detect abnormalities in composition, form or structure which are associated with disease. In addition to testing for diseases, routine tests are often performed in connection with the preparation of patient profiles that include basic chemical and hematological screening information, such as sugar, urea, cholesterol, blood count and coagulation levels. Examples of esoteric tests include tests for antibodies, vitamins and metals, among other substances.

      Most of the Company's laboratories process specimens on a continuous flow basis, which means that specimens arrive from clients or from collection stations throughout the day and are processed as soon as possible, most often within 24 hours. All test results are scanned by computer to identify results which are not within the standard ranges. Any such results are verified by a second testing. Final test results are further reviewed by a physician to check for abnormalities. If, at any time in the course of the testing process, an imminently life-threatening result is found, the referring physician is contacted immediately. Results are delivered by mail or courier service or by telefax, telephone or electronic transmission as instructed by the client.

      Additionally, the Company offers specialized testing in histopathology and cytology through its UK subsidiary, FBH, which is the largest industry sector laboratory specializing in this area. FBH is also one of two UK laboratories which is able to offer PAPNET(TM), a computerized cytology screening system which can significantly reduce the rate of false negative screening results. PAPNET(TM) is a registered Trade Mark of NSI Europe B.V.

      The Company was also the first to provide pathology services through a NHS hospital. The implementation of this contract has been made possible by governmental reforms of the NHS. Under the present UK health care structure, trusts administer the provision of health care, primarily through public hospitals and general practitioners. Patients are entitled to receive care free of charge at the point of delivery financed through Government taxation. In accordance with reforms launched several years ago, each Trust is also responsible for the delivery of services, and is responsible for its own financial control within a pre-defined budget. The purpose of the reforms is to maintain or enhance the quality of health care while containing cost. Accordingly, the Trusts are encouraged to look for alternative outside service providers when such could lead to long term savings and economies of scale.

      In August 1994, the Company signed a seven year contract to provide pathology services to the North Hertfordshire NHS Trust at its 400 bed hospital in Stevenage, England commencing on December 1, 1994. The contract was won through a competitive tendering process. The on-site laboratory run by the Company provides pathology services both to the hospital and to local General Practitioners. The laboratory has been comprehensively renovated by the Company to provide an efficient open plan work area with certain new machinery. A new computerized laboratory management system developed by the ULL group has been installed. The Company believes that it can effectively contribute to containing the costs of laboratory services to patients and taxpayers, while assuring an undisputed high level of service quality.

Clients, Sales, Marketing and Client Service:

      The Company's sales strategy is tailored to the requirements of the various cultural preferences of its clients and patients and the local markets in which it operates. Each of the laboratories generally operates under its own name with its own local reference. The Company was careful not to disturb the valuable existing commercial structures upon acquiring each laboratory. It respects the cultural diversity and aims to improve and enhance the image of the existing business rather than promote a group or network concept.

      The Swiss laboratories direct their marketing efforts to physicians, hospital laboratories and hospital administrators. No advertising may be made directly to patients. Their clients are primarily physicians, who, in fiscal years 1994, 1995 and 1996, accounted for more than 90% of its consolidated net revenues and the remaining portion of revenues were derived from hospitals, clinics, referrals from other laboratories and other clients. No single client represents more than 1% of ULSA's revenues. ULSA's clinical testing laboratories primarily provide services to clients whose patients are covered by the private health insurance sector.

      The UK laboratories provide clinical testing services principally for the medical profession and are used to confirm doctors' clinical diagnoses and to monitor patients' responses to treatment. In addition to general practitioners and consultants, representing 33% of its net revenues, JSP's services are used by private hospitals, representing 20% of its net revenues and clinics, pharmaceutical companies and health screening centers, collectively 47%. The UK laboratories only accept patient referrals from members of the medical and allied professions. Personal service to the referring doctor has been in the past, and remains, pivotal to the success of the UK labs. All clinicians have direct access to the medical staff of the laboratory or the technically qualified heads of each department for discussion of required tests or interpretation of results.

     The Italian laboratories primarily serve those medical doctors consulting in the Turin region as well as providing occupational medical testing through
Medil, a majority owned subsidiary, to large industrial companies. No advertising may be made directly to patients. The laboratories have earned a first class reputation in the Turin area and caters primarily to those patients who can afford the quality services offered by a private diagnosis center and by a private laboratory as the patients know that, in most cases, they will receive limited reimbursement or no reimbursement from their insurance. While this private market is estimated to represent a maximum of only 25% of the total market presently, it is a lucrative market.

      The Company's Spanish subsidiary operations, ULSP, caters primarily to "private pay" patients. In recent years, however, the private mutual health insurance sector has grown very rapidly, especially in the more developed urban areas such as Madrid and Barcelona. ULSP is approved by all the major health insurers in Spain which have become its major clients. In addition, ULSP provides services to fully private patients and to hospitals and clinics, where in certain cases ULSP manages the on-site emergency laboratory. ULSP further undertakes clinical trials for pharmaceutical firms and occupational health testing for employee health check-up programs. No advertising may be made directly to patients; however, being on the approved list of health insurers is a strong marketing point for patients as this ensures that laboratory costs will be reimbursed.

Government and Industry Regulation:

      The Swiss clinical testing industry is currently subject to limited government regulation. In Switzerland, prices are regulated by the Office Federal des Assurances Sociales ("OFAS"), which publishes detailed maximum price lists for all types of clinical testing that are applicable to private laboratories and on which such laboratories base their billing. Effective January 1, 1994, OFAS implemented changes in its price list which have resulted in a reduction in prices for certain routine clinical testing services and an increase in prices for other routine and esoteric tests. The Company estimates that prices for routine tests performed by some private laboratories may have been reduced by as much as 10% to 25%, depending upon the particularities of their clientele. Owing to their own clientele mix, the Company's laboratories have experienced an average overall price reduction of less than 5% in fiscal 1994, 1995 and 1996. Physician-owned laboratories, which represent approximately 50% of the Swiss clinical testing market, are permitted to invoice customers at prices based on cantonal guidelines, which now typically approximate to 20% to 30% higher than the published OFAS prices. While such cantonal prices have not been affected by the OFAS price change, discussions are currently being held in a number of cantons between Medical Associations, health authorities and health care insurance federations to adjust cantonal price lists to the OFAS price list, although the timing of such adjustments, if any, are uncertain. In addition, the current OFAS price list requires all clinical testing laboratories to participate satisfactorily in specified quality control programs. Laboratories which fail to maintain adequate quality standards are subject to a 25% price reduction. In Switzerland, new clinical testing laboratories must be inspected to receive certification to perform testing. In addition, new laboratories must be authorized by the government of the canton in which the laboratory is located. Swiss regulations also require that all laboratory supervisors be Swiss citizens. Yet, there are currently no ongoing verification or inspection processes. In addition, Switzerland regulates the disposal of radioactive waste and has adopted a law with respect to infectious waste disposal. The Company believes its procedures are sufficient to protect its employees and to comply with Swiss law. The Company's management does not believe these regulations will have a material effect on its ability to operate its business. However, the Company cannot predict the potential effect of any future regulations which may be imposed on its operations.

      The UK clinical testing industry is currently subject to limited governmental regulation and there are no statutory requirements to hold a license from a governmental authority in order to carry out pathology or clinical testing services specifically. However, there are other UK legislative measures which are relevant in the industry, including generally applicable legislation such as the Health and Safety at Work Regulations and more specific legislation depending on the tests carried out and substances used, including, for example, authorization under the Misuse of Drugs Act 1971 which is required for persons in possession of certain drugs and chemicals, registration under the Radioactive Substances Act 1960 and under the Data Protection Act 1984. In addition, there are compliance programs, including, for example, those by the Department of Health ("DOH") and the Royal College of Pathology accreditation programs and quality assessment programs. The UK General Medical Council also issues ethical guidelines for the medical profession with which JSP fully complies.

      In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. The Italian health care sector is undergoing radical changes, including revisions of Social Security reimbursement practices, fueling the emergence of a growing private health insurance sector. Expected changes in laboratory regulations will likely allow private laboratories to cover a greater geographical area, since, for example, present restrictions on the transportation of blood should be abolished. Both trends are expected to lead to a needed consolidation among Italy's almost 2,000 private laboratories. While the reforms have been long-awaited and necessary because of the growing inability of the public sector to serve patients in an acceptable manner at acceptable costs, the timing of these reforms has been delayed by political instability through the recent years. However, it now appears that the reform is beginning to take place because the state can no longer entertain the costly structures it currently uses. The reforms should also increase the potential for private companies to manage laboratories of public hospitals, a segment IMT will be interested and well positioned to develop.

      In Spain, like Italy, physicians are prohibited from performing clinical laboratory tests so tests are performed by hospitals and private laboratories. The Spanish health care sector is also undergoing fundamental changes, including the rapid growth of private health insurers and the need to revise the Social Security system. Pricing in the private laboratory sector is set freely by laboratories, except for private insurers which issue their own price lists. In addition to exerting downwards pressure or containment on test prices, private insurers have raised quality requirements in order to reduce the number of approved laboratories capable of providing reliable testing. As a result, the private sector is undergoing a growing consolidation. In addition to price and quality, the ability to offer a national service through a network of laboratories is an important competitive advantage of ULSP.

Competition:

      The Swiss clinical testing industry is highly fragmented, with approximately 120 independent private laboratories. Competition is based primarily on the accuracy, reliability and timeliness of results, variety and quality of service, and price. ULSA, the Swiss subsidiary holding company, currently competes effectively in all of its markets, although certain of its local competitors are larger in particular localities and may be willing to devote greater resources in such localities. ULSA is the largest provider of clinical testing services in all of Switzerland. The Company believes its size, economies of scale and experience in acquiring and integrating new operations give it competitive advantages in the marketplace.

      In the UK, JSP provides its services primarily to the independent health care sector. Patients are a mixture of those with health insurance and those who pay personally. The UK clinical testing industry is also fragmented, with at least 200 independent laboratories competing on a local basis. Most of these are attached to private hospitals, but there is a concentration of stand-alone private laboratories around the Harley Street area in London. Competition is based primarily on the reliability and timeliness of results, the variety and quality of service, and price. JSP's principal competition in its traditional markets are laboratories run by BMI/Columbia Healthcare Group, The Doctors Laboratory, the London Clinic and a number of smaller laboratories. Traditionally the private pathology operators have serviced private practitioners, and National Health Service ("NHS") laboratories have serviced NHS practitioners. JSP has gone into competition with NHS laboratories by actively seeking work from GP Fundholders and community units. This is very much in line with the government's policy towards privatization under the provider/purchaser arrangements. The NHS has not been able to match the level of service offered by the private sector in the opinion of the Company's management, but has managed to retain its customary markets by low, and probably subsidized, prices and through doctors' loyalties to the NHS. ULL has entered this market through the provision of testing by the JSP laboratories to GP Fundholders and through the contract between UTL and the North Hertfordshire NHS Trust.

      The Company believes its Italian and Spanish laboratories are the leading private laboratories in their operating regions. It is estimated that the Italian laboratories compete with approximately 10 local laboratories, while the Spanish laboratories compete with approximately 50 local competitors in each city of operations.

Quality Assurance:

      The Company considers the accuracy and reliability of its testing services to be of paramount importance. The Company has established its own comprehensive and rigorous quality control program. This program includes control testing, regular review of test data by laboratory technicians and medical personnel and repetitive testing for abnormal results.

      Each laboratory is supervised by a medical director who is a physician and who is assisted in most cases by a technical director and other qualified medical professionals. A primary role of laboratory professionals is to ensure the accuracy of test results. Each laboratory is equipped with sophisticated testing equipment, which is routinely checked in accordance with a regular maintenance program.

      In 1995, ULSA applied to the Swiss Federal Accreditation Service for accreditation of all its Swiss laboratories under the European Standard EN 45001 ("General criteria for the operation of testing laboratories"). Accreditation is awarded based on an external audit of the laboratory's ability to provide testing services of a high quality, certifying the laboratory's competence and its compliance with international standards and good laboratory practices. The process comprises two stages: first, laboratories assess themselves against the EN 45001 standards, indicating compliance with or exemption from such standards; and second, an on-site assessment is conducted by the accrediting body to verify the laboratory's claims. Once accredited, laboratories are subject to periodic re-inspection. The accreditation process is progressing according to schedule, and ULSA currently expects the accreditation to be completed within another year. As part of its quality plan, ULSA also participates in industry proficiency testing programs as required by the new OFAS regulations. Such programs generally require ULSA's laboratories to perform tests, the results of which are already known, enabling verification of the accuracy of ULSA's test procedures. These programs are conducted by groups such as the Swiss Center for Clinical Testing Quality Control or the German Clinical Chemistry Association and other industry organizations. To date, ULSA has met all the requirements for accuracy in all such programs in which it has participated.

      The UK laboratories recognize the fundamental importance of accurate and reproducible results, and therefore attaches very high priority to quality procedures. Accuracy of results through internal and external quality control is imperative. To this end, JSP has established a free-standing Quality Systems Department under the leadership of a Head of Corporate Quality. As well as certification for Good Laboratory Practice, run by the UK Department of Health, JSP is the first independent laboratory to have all its services fully accredited by Clinical Pathology Accreditation (UK) Ltd., the new benchmark standard for clinical laboratories. JSP further intends to seek acceptance by the College of American Pathologists for their accreditation scheme, giving greater recognition of JSP's laboratories on the international stage. In addition to comprehensive in-house quality control programs involving the continual checking of results by an independent operator and repeated monitoring of any drift in machines, JSP also participates in various national and international quality assessment programs where "unknown" samples are sent to

JSP for analysis and the results are adjudicated by the programs' organizers. These external programs cover all major aspects of the analytical work. An example of one such programs is the national Clinical Chemistry program, which comprise several hundred laboratories throughout the UK, including the major teaching hospitals. Each participant in this program receives, on a twice-weekly basis, a serum sample from which 15 constituents of unknown value are analyzed and the results are returned to the quality control center for comparison with the other laboratories. Similarly, there is the international program, which involves a wide range of unknown constituents and has some 1,600 participating laboratories. JSP's performance has been consistently above average for participating laboratories over the past four years in all such programs. Overall, JSP participates in approximately 60 such quality control programs both nationally and internationally. FBH has obtained full Clinical Pathology Accreditation. FBH additionally takes part in external quality assurance schemes run by independent agencies. All cytology smears presented for screening are re-checked by a 30 second "quick screen" after initial screening with all abnormal smears and suspicious historical cases being re-screened by a pathologist. The PAPNET(TM) system also provides a further check for negative results.

      The Italian and Spanish laboratories adhere to the same strict quality control procedures as instituted throughout the laboratory group. Regular quality control tests are performed under the supervision of UCLE. UCLE provides scientific services to both the group laboratories and the users of the services provided by the group laboratories. UCLE is primarily responsible for assisting and preparing the Company's laboratories for accreditation under regional quality control practices, including the processing of the necessary documentation, records, forms and files. Accreditation is awarded based on an external audit of each laboratory's ability to provide testing services of a high quality certifying the laboratory's competence and its compliance with international standards and good laboratory practices. These standards cover a set of defined conditions used throughout laboratories and covering all aspects of an investigation, including specimen collection and reporting. UCLE has established a Scientific Advisory Board ("SAB") to assist the Company's management in understanding and addressing scientific issues affecting the Company's operations and scientific trends in clinical testing. The SAB also assists in making decisions with respect to test indications, reporting, interpretation and quality control for each region. The members of the SAB currently are:

      Jack Bierens de Haan, Ph.D., Geneva, Switzerland. Doctorate in Analytical Chemistry. Former Vice President Scientific Affairs of UCLE, Secretary of the Scientific Committee of the International Federation of Clinical Chemistry, International Union of Pure and Applied Chemistry, Clinical Chemistry Division, Commission on Automation, Secretary of the Council of the European Committee on Clinical Laboratory Standards.

      Callum Fraser, Ph.D., Dundee, United Kingdom. Clinical Biochemist. Chief of the Department of Biochemical Medicine, Ninewells Hospital and Medical School in Dundee. Senior lecturer in biochemical medicine and life sciences, University of St. Andrews, United Kingdom.

      Joseph Henny, Ph.D., Nancy, France. Clinical Biologist. Director of the laboratory of the Preventive Medicine Center, Nancy.

      Lay Houang, M.D., Annemasse, France. Microbiologist. Retired, former head of the Health Laboratory Technology and Blood Safety Unit at the World Health Organization headquarters in Geneva, Switzerland.

      Dolphe Kutter, M.D., Ph.D., Luxemburg. Clinical Chemist. Visiting Professor at the Universities of Lausanne, Nancy and
      Berlin.   Director  of  an  independent   clinical  laboratory  in
      Luxemburg.

      Ingmar  Jungner,  M.D.,  Stockholm,   Sweden.   Clinical  Chemist,
      Instrumentation and Automation Specialist. Medical Director of an independent clinical laboratory in Stockholm.

Information technology services:

      As of January 1, 1995, with a view to increasing the efficiency of operations, the information technology services and systems development previously handled by UCLE together with systems personnel were taken over by ULSA. All the Company's Swiss laboratories use the UNI400 computer software package, which is a comprehensive laboratory information and management software running on the IBM AS/400 range of computers. UNI400 handles all stages of a clinical sample laboratory processing :

      - Operational Planning and Monitoring : generating both bar-coded labels and work schedules; supporting bi-directional connections to laboratory instrumentation; managing in real time the volume of samples being processed in each laboratory department and by each technician thereby allowing processing time to be kept to a minimum and to optimize use of reagents and equipment; providing process monitoring, interactive entry, automated controls and computer-assisted test validation through on-screen consultation and reports.

      - Data Retrieval and Reporting : downloading test requests and retrieving test results, on-line.

      - Test Prescription : in case of intercompany reference testing between several of ULSA's laboratories, the requesting laboratory transmits its test prescription electronically to the reference laboratory, avoiding duplication of specimen collection and test data entry between laboratories. In hospital environments, the system allows nurses and physicians in hospital wards to electronically prescribe tests on the laboratory's system. In addition, ULSA provides Uni-Medical-Media ("UMM"), a proprietary multi-media computer communication software which enables clients (physicians, hospitals, etc.) to prescribe tests directly on their personal computers and to transmit such requests electronically to the Company's laboratories (see below).

      - Request Validation and Control : the system handles all data-entry connected with test prescriptions (consultation, verification, modification); requests for all medical disciplines are handled in one single step.

      -  Transmission  of Results : routing and  dispatching,  videotext
      access,   electronic   fax   service   and   downloading   to  the
      prescriber's computer or to UMM or hospital ward stations.

      -  Administrative   Management   :   handling   test  and   result
      archiving, inventory management and operational statistics.

      - Marketing : enabling easy client monitoring and provides such marketing tools as mail merging and videotext services.

      -  Financial   Control  :  invoicing,   debtors   accounting   and
      receivables collection management.

      UMM is a full-fledged software package combining a data base with powerful communication and multi-media tools which runs on both Apple Macintosh and DOS-based personal computers. UMM integrates both requests and results of clinical tests on the physician's own personal computer. This software, which the Company believes integrates unique features, establishes a direct link between the laboratory and the physician's office easing workload in connection with the collection of samples, production of test requests, and transmission of test results.

      The Company believes that the efficient handling of information by a clinical laboratory is a critical factor in success over the competition. Therefore, the Company places a high degree of priority on the appropriate evolution of its management information systems, and is investing considerable amounts of money each year in this area in each region.

Employees:

      The Company  employs  approximately  827 people  throughout  its  clinical
laboratory   operations.   Approximately  670  are  full-time  employees   with
approximately 157 part-time employees. The Company has never experienced any work stoppages, slow-downs, or other material labor problems and believes its relations with its employees are satisfactory.

Seasonality:

      The laboratory operations, like those of most clinical laboratory companies, are affected by certain seasonal trends. Testing volumes tend to be lower during the holiday seasons which vary throughout the year according to the cultural and regional influences. Therefore, the Company's results for a particular quarter may not be indicative of results in future quarters.


Clinical Trials Operations

      During the year ended May 31, 1995, the Company decided to expand in testing performed in connection with the conduct of clinical evaluations for the pharmaceutical industry. It thus created a Clinical Trials division, as opposed to its core Diagnostic Laboratory division. As of May 31, 1996, the Clinical Trials division includes the following components: the UCT Operations, the NDA Operations, and Pharmasoft.

      The Company believes that the Clinical Trials division will be subject to substantial development in the near future. The Company believes that there will be intense competition in this industry area in Europe, but equally believes that its new concept and its association with NDA will offer it a competitive advantage.

      In order to maximize the future potential of the Clinical Trials division, the Company has decided to reorganize it. The decision to reorganize the Clinical Trials division was based on the following reasons: (i) that a significant amount of investment would be needed to fund the growth of the Clinical Trials division before revenues derived from such business would be sufficient so as to not burden the operating results of the core Diagnostic Laboratory division of the Company during a period estimated to be at least two years; (ii) that the Clinical Trials division has diverse operating requirements from the core Diagnostic Laboratory division and would thus benefit from a proper delineation of responsibility and streamlined corporate governance; (iii) that the development strategy for future growth of the Clinical Trials division and the Diagnostic Laboratory division are different, requiring different courses of action which are not necessarily compatible within one same operating structure; and (iv) that shareholders' value could be better maximized in both the long and short term through a separation. The Company first gave consideration to effecting a spin-off to its shareholders of the Clinical Trials division. However, after considerable review, it appeared that some requirements of the Securities and Exchange Commission with respect to the spin off of a publicly-held corporation could not be met (particularly with respect to operating in separate premises and avoiding any significant sharing of personnel), and that certain possible resulting tax consequences on the Company and its shareholders would be too great to undertake a spin-off.

     Upon reaching the conclusion that a spin-off was not feasible, the Company reviewed alternative courses of action. Management acknowledges that the development of the Clinical Trials division and business will require substantial financial resources of approximately $8 million over the next 12 months, which the Diagnostic Laboratory division does not have the financial capability to fund. Further, it is management's view that the ability to seek financing for the benefit of the Clinical Trials division would be hindered by the fact that the two divisions would remain under one same corporate structure. Management believes that the separation of the Clinical Trials division could lead to alternative financing for its own benefit in a fast-growing industry sector. For these reasons, UniHolding first transferred the Clinical Trials division to a newly-formed subsidiary, Global Unilabs Clinical Trials Ltd.
("GUCT"). UniHolding thus transferred its 100% ownership of UCT, its 100% ownership of Pharmasoft, and its 17% of NDA to GUCT in exchange for 217,000 ordinary shares of GUCT. After the transaction, GUCT was a wholly-owned subsidiary of UniHolding. The ownership of the 217,000 shares of GUCT was then transferred to UGL at book value.

      The separation will allow GUCT to increase its financial flexibility by permitting it to issue additional common equity to finance future growth, internally or through acquisitions. The UniHolding board of directors has granted to the board of GUCT the necessary power to undertake any action that will be deemed necessary to obtain new financing, and has indicated that it will not use any new financial resources of UniHolding to capitalize GUCT nor any of GUCT's constituents. The boards of directors of UniHolding and GUCT have mutually concluded that it is in the best interests of the Company and its shareholders, and also in the best interests of GUCT, for GUCT to offer to UniHolding's shareholders the opportunity to participate on a pro rata basis in a registered subscription rights offering of GUCT common stock. It is therefore intended that GUCT will grant subscription rights to the then present holders of record of UniHolding in proportion to their equity holding in UniHolding.

      The GUCT shares to be offered will be registered pursuant to the Securities Act of 1933, as amended, by filing a registration statement relating to these securities with the Securities and Exchange Commission. The offering will be made only by means of a prospectus. Each shareholder will receive a prospectus and a subscription agreement outlining in detail the terms and conditions of the rights offering. There will be no obligation for any Company shareholder to subscribe to the offering. Subject to the successful completion of the offering by GUCT, UniHolding's ownership in GUCT is expected to be diluted to an approximate 24% holding. This Annual Report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

Clinical Trials Services:

      The clinical trials services of the Company are provided primarily through UCT, a UK subsidiary, in cooperation with NDA in the U.S. UCT is dedicated exclusively to providing central laboratory testing and project support services for clinical trials to pharmaceutical company sponsors, clinical research organizations (CROs) and investigating clinicians on a uniform, global basis. UCT offers these services to its clients based on a co-operation agreement with NDA signed on March 1, 1995 encompassing marketing, software and laboratory standardization, as well as an agreement providing for certain testing services to be performed by or through JSP. UCT's services are provided through the JSP laboratory facility in London and the laboratory of NDA in the United States.

      The two laboratories are fully accredited and provide automated same-day reports with reference ranges in accordance with customers' wishes. They operate under common operational procedures and utilize similar or comparable technology producing comparable laboratory data. This data is presented to sponsors through the use of a specifically designed software program providing a protocol management system.

      The UCT service also includes a regional Local Monitoring Office (LMO) network providing investigator support locally. UCT employs 19 such LMOs around Europe and the Far East.

      Most modern prescription drugs are born in the research laboratories of pharmaceutical manufacturers. But before they may be sold, they must undergo a rigorous, step-by-step approval process overseen by government agencies such as the U.S. Food and Drug Administration (FDA). In the U.S., for instance, the process begins only after the new drug has been successfully tested in animals. Armed with the test results, sponsors of the product submit an Investigational New Drug (IND) application to the FDA. If the IND is approved, sponsors may begin clinical trials of the drug in humans.

      The clinical trials process consists of three, and sometimes four, phases:

      Phase I examines the drugs clinical pharmacology; its effects on the body, preferred modes of administration and dosage ranges. These tests are usually done on small numbers of healthy volunteers.

      Phase II tests the safety and efficacy of the drug at expected dosage levels among a few patient volunteers who have the medical condition the drug is designed to treat.

      Phase III trials are broad studies involving hundreds or even thousands of patients, where new drugs are compared with placebos and with existing similar drugs. This is the busiest and most intensive part of a clinical research program and is the pivotal study for approval where researchers are gathering further information on a drug's benefits and risks.

      Phase IV trials are post-marketing tests mandated either for some exceptionally potent or complex drugs to gather additional data on their effects in the general population, or marketing studies aimed at further comparing a drug with its competitors or extending a drugs range of indications.

      After Phase III trials, the manufacturer submits a New Drug Application. In the United States, it is only when the FDA has approved this Application that the drug may be sold to the public. The entire approval process from initial submission of the IND to final approval of the New Drug Application takes an average of five years.

      The process is generally similar in Europe but must typically be repeated for each individual country (and must sometimes be performed at a regional level). New European regulations aimed at simplifying the process (by allowing one single submission for the whole EEC) have been proposed by the European Medical Commission but the timing of such is uncertain.

      Because of the importance and complexity of clinical trials (a typical submission to the FDA can run to thousands of pages), most manufacturers employ outside specialists to perform the trials. Often, the manufacturer hires a clinical research organization (CRO) to manage the trial. The CRO, in turn, hires several clinical laboratories which will perform the actual tests required by the trial protocol. The final link is a network of investigators, usually physicians, who work directly with patients, monitoring their medical status and gathering clinical samples for testing. Data management capacity is thus an essential factor in the whole drug approval process.

Competition and Markets:

      The European market for Phase II and Phase III clinical trial laboratory testing is estimated to be approximately $270 million based on current hospital, physician and commercial laboratory fees. Approximately 50% of the European market is concentrated within four countries: the UK, Germany, France and Italy. The market for laboratory testing and data management services is expected to continue growing at an annual rate of 13% to 17%, based on growth in the underlying market for pharmaceutical research and development expenditures.

      This significant growth is explained by a shift from U.S. to European-based clinical trials as a result of the approval of European Good Clinical Practices (GCPs) in 1991 and the introduction by a growing number of countries of Good Laboratory Practices (GLPs). These programs, which make it possible for pharmaceutical companies to obtain FDA drug approval in the U.S. with European clinical trials data, will cause some of the European-based pharmaceutical companies to shift the geographical focus of their clinical trial activity towards Europe because of the logistical benefits and cost savings. This shift also enables a reduction in the global number of patients submitted for testing of a new drug, thus reducing costs.

      Most of the laboratory testing for European clinical trials is currently performed by local hospitals and is initiated by and through each sponsor's national subsidiary offices. Approximately 70% of all trials conducted in Europe are multi-country suggesting that the concept of a global service/single sourcing would be attractive to industry participants. It is estimated that between 20 to 30 European companies offer some form of centralized clinical testing facilities.

Quality Assurance:

      UCT and NDA have devised a system to ensure that both laboratories operate as one, including the use of instruments and reagents from the same manufacturer. Identical operating and validation procedures have been instituted. Further, quality control data is transmitted electronically between sites on a daily basis to assure each site of the other's performance.

      External  quality  control data from the College of American  Pathologists
(CAP) is used to monitor bias. JSP has British GLP accreditation and NDA is CAP accredited. JSP is currently pursuing CAP accreditation and expects to be accredited by the middle of 1997. A laboratory services co-ordinator ensures close adherence to all these criteria. All the procedures guarantee the high quality of all results and allow them to be combined into a trial database as if they had been generated from one laboratory.

Employees:

      UCT presently has 30 full time staff.


Healthcare Management Services Operations

     On September 14, 1995, UGL entered into an agreement with HSL, whereby a new company, MISE was formed. The investment was made with a view to provide the Company access to certain know-how developed by MDM. MDM is a start-up company active in the industry of health information services in the U.S. territory, and which is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). MDM's strategy is to be a clinical, financial, administrative and information management intermediary among referring physicians, payers and diagnostic providers. UGL owns 33.3% of the voting rights and 66.6% of the equity in MISE. HSL sold to MISE the know-how acquired from MDM. The know-how acquired by MISE from HSL includes, but is not limited to, certain computerized information system proprietary to MDM. In addition, as part of its agreement with HSL, the Company has acquired perpetual rights to use the know-how and the computerized information system on an exclusive basis in the territory of Western Europe. The Company, through MISE, intends to market the concept, including the computerized information system, to health insurance copanies throughout Europe. The Company believes that such a concept should be particularly useful and applicable in the context of the ongoing deregulation of the health care system and may provide a useful tool to achieve substantial savings in health care costs in several European countries. During the year ended May 31, 1996, MISE had no activity. The Company plans that operations will start in fiscal year 1997.


ITEM 2.     PROPERTIES

      All of the laboratory facilities have been improved and adapted for the sole purpose of providing clinical testing services. Accordingly, the facilities are suitable and adequate and utilized solely for such services. Following are the descriptions of each regional facility.

ULSA

      ULSA's executive management is located in Geneva, Switzerland. Its principal laboratories are located in Geneva (13,500 square feet), Bern (7,500 square feet), Zurich (5,000 square feet) and St. Gallen (27,500 square feet). Regional laboratories are located in the following areas: Geneva, Bern, Montreux and Baden. ULSA leases laboratory space and other service sites and facilities at various locations at market rates. ULSA believes that such laboratory spaces, service sites and facilities are fully suitable and adequate for its business. The leases expire at various dates through May 31, 2001. Upon expiration of any lease, ULSA could find alternative space at competitive market rates and relocate its operations.

ULL

      In 1982, JSP acquired a long-term lease expiring in 2065 on its 80 Harley Street facility, which is currently used for patient services. In September 1988, JSP acquired a freehold site at Camden Lock, London NW1, where it constructed a new building on the site to provide laboratory space to meet present requirements and those for the foreseeable future. The new building, completed in 1991, provides approximately 54,000 square feet of usable space and is suitable and adequate for its purposes. Except for the service site at Harley Street, all activities of ULL in London are located in the Camden Lock building.

IMT/Medil

      IMT occupies two floors of a building located in the heart of Turin. The total surface area is 6,000 square feet, out of which 5,000 square feet are owned by IMT, and 1,000 square feet are leased under a long-term lease. IMT believes that such laboratory space and facilities are fully suitable and adequate for its business.

      Medil occupies 500 square feet in a nearby building, under a long-term lease.

ULSP

      ULSP's executive management is located in Madrid, Spain. Its principal laboratories are located in Madrid and Barcelona. ULSP leases laboratory space and other service sites and facilities at various locations at market rates. During the year ended May 31, 1996, ULSP completed a move to new Madrid facilities of approximately 10,000 square feet. ULSP believes that such laboratory spaces, service sites and facilities are fully suitable and adequate for its business. Upon expiration of any lease, ULSP could find alternative space at competitive market rates and relocate its operations.

      Regional laboratories are located in Valencia and Murcia.

UCLE

      UCLE is located in Geneva, Switzerland, where it subleases office space from ULSA at market rates. UCLE believes that such facilities are fully suitable and adequate for its business. The leases expire at various dates through May 31, 1999. Upon expiration of any lease, the Company could find alternative space at competitive market rates and relocate its operations.

UCT

      UCT is located in London, UK, where it subleases office space from JSP at market rates. UCT believes that such facilities are fully suitable and adequate for its business. Upon expiration of any lease, the Company could find alternative space at competitive market rates and relocate its operations.

Pharmasoft

      Pharmasoft is domiciled in Neuchatel, Switzerland. Pharmasoft believes that, when there is a need for office space in the future, it can find facilities suitable and adequate for its business at competitive market rates.

ITEM 3.     LEGAL PROCEEDINGS

      In 1990 and 1991, the Company under the name of United Fashions, Inc., through various stock purchase and stock exchange agreements, acquired up to 91.5% of the outstanding capital stock of Americanino Capital Corporation, a Delaware corporation ("ACC") which held interests in the Italian apparel goods industry. However, in 1991, the Company decided to divest itself of its controlling interest in the group of apparel companies as the business did not meet with the expected success. The Company consummated the disposition in 1993 in an Asset Purchase Agreement and a Sharing Agreement (the "ACC Sale Agreement") with Linford Enterprises Inc., a British Virgin Islands corporation ("Linford") for an aggregate consideration consisting, among other things, of $ 50,000 in cash and approximately 80% of the value of the net appreciation of the shares of ACC arising from any subsequent sale by Linford of all or a portion of such shares of ACC. In addition, the ACC Sale Agreement provided that ACC would use its best efforts to pursue legal action against certain parties involved in the purchase by ACC of the various Italian apparel businesses, based on certain management actions and misrepresentations made to ACC and others at the time of such purchase. The Company is entitled to 80% of the net recovery (less legal fees and costs), limited to the amount of approximately $ 15 million, of any settlement or successful resolution of the pending arbitration instituted by ACC pursuant to the ACC Sale Agreement by which the Company sold its remaining interest in ACC.

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

In the meantime, ACC had agreed to withdraw its claim against BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) in an effort to simplify the arbitration proceedings and recognizing that its claim against PARIBAS FINANZIARIA is sufficient under the circumstances of the arbitration. ACC also informed the Company that, independently from the arbitration, it filed suit against BANQUE PARIBAS (France), BANQUE PARIBAS (Suisse) and BANQUE PARIBAS (Milan) before the Commercial Court of Paris (France).

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

Foreclosure Proceedings

      Pursuant to the CORA/Kinghino Sale Agreement, ACC sold its interest in CORA, one of the Italian apparel companies, to two of the original sellers of the Italian interest (the "Sellers"). (See, the Company's Annual Report on Form 10-K for the year ended December 31, 1993 incorporated by reference herein). Simultaneously, the Sellers agreed to replace certain security previously arranged by the Company to guarantee bank loans of Americanino and CORA (the "CORA Guarantees"). As security for the fulfillment of the Sellers' obligations to replace such guarantees, the Sellers executed notes totaling Lit. 7.6 billion in favor of the Company, secured by mortgages on all buildings owned by CORA (the "CORA Buildings"). The debt was recorded at its estimated fair value of $
1.26 million in connection with its deemed acquisition by ULSA and UCLE as of March 31, 1994.

      Because the Sellers have defaulted on their commitment to compensate the Company for the execution of the CORA Guarantees, the Company has instituted legal foreclosure proceedings to foreclose upon the CORA Buildings. Such proceedings have been brought in the domicile and situs of the properties in Italy. Upon successful completion of the foreclosure proceedings, the Company intends to sell the CORA Buildings as market conditions permit; however, the Company cannot determine when such proceedings will be completed, nor when any sale will take place thereafter. The management of the Company believes the proceeds from the future sale of the CORA Buildings will be sufficient to cover the carrying value of the notes receivable.

      During June 1994, one of the CORA Buildings was sold. The Company has received Lit. 469 million ($0.290 million) less certain incidental fees and expenses from the sale. The Company's management anticipates that another building may be sold prior to May 31, 1997. Such building was recently valued by a professional appraiser at Lit. 2,000 million ($1.3 million).

Attachment Claim

      On April 6, 1995, the Company presented a Complaint, a Memorandum of Law in Support of a Motion for a Writ or Order of Attachment and an Affidavit in Support of Motion for Attachment with an Order to Show Cause to the United States District Court in Newark, New Jersey against Tonino Manzali, Alessandra Sichirollo, Claudio Barozzi, Frederica Sichirollo, Marco Martinolli, Giuseppe Mortellaro, Giampaolo Pattarello, Giorgio Pezzolato, Brigida Russo and Anna Zinetti (known as the "Manzali Group"). The Company presented therewith the Motion for Attachment against two of the above shareholders, Tonino Manzali and

Alessandra Sichirollo. Mr. Manzali and Ms. Sichirollo have taken the necessary steps to dissipate the assets (their shares) during the pendency of the above arbitration proceeding of which they are a party. On April 17, 1995, the Court awarded and ordered the Attachment against Defendants Manzali and Sichirollo as they did not show cause against the Attachment.

      On February 13, 1996, the Court placed the attachment proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown for the entry of any stipulation or order, or for any other purpose required to obtain a final determination of the litigation. The Company will re-open the proceedings upon a decision being rendered in the above arbitration.

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

      On July 26, 1996, the Colorado Court placed the proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown or entry of any order or for any other purpose required to obtain final determination of the litigation.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were presented to the shareholders for a vote in the last quarter.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS

      The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Small Cap Market ("NASDAQ/Small Cap") under the symbol UHLD. Prior to quotation on the NASDAQ/Small Cap, the Company was traded on the over-the-counter market and quoted on the OTC Bulletin Board under the same symbol.

      Until the March 1994 acquisition by the Company, the Company's shares had no substantial established public trading. In May 1994, there were four market makers who were engaged in quoting the Company's shares on the OTC Bulletin Board. Presently, the Company has three market makers who engage in quoting the Company's shares on the NASDAQ/Small Cap since the Company's inclusion in September 1994. The following table sets forth the high and low ask and bid prices for the Company's common stock by calendar quarters, as reported by NASDAQ through May 31, 1996. The prices represent prices between dealers, without retail mark-up, mark-down or commission and may not reflect actual transactions.

      The following table reflects for all periods presented the four-to-one reverse split which UniHolding effected as of December 27, 1995.


                             Year ended May 31, 1996

             Quarter Ended       High          Low

             August 31         $ 23.50       $ 18.00
             November 30       $ 22.00       $ 15.00
             February 29       $ 17.50       $ 13.25
             May 31            $ 18.00       $ 13.25


                             Year ended May 31, 1995

             Quarter Ended       High          Low

             August 31         $ 23.00       $ 21.00
             November 30       $ 24.50       $ 22.00
             February 29       $ 26.00       $ 22.00
             May 31            $ 25.00       $ 20.00


      As of September 13, 1996, there were 6,455,502 shares of common stock of the Company outstanding, held by 452 holders of record.

      The Company has not paid any cash dividends with respect to its common stock since its inception and does not expect to do so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

Historical Selected Financial Information

      The following selected financial data for the three years ended May 31, 1996 is derived from the audited financial statements included elsewhere herein and should be read in conjunction therewith. The following selected financial data for the years ended May 31, 1993 and 1992 is derived from audited financial statements not included herein.



(in thousands, except per share data)
For the Years Ended May 31              1996        1995        1994        1993       1992
                                                                        Predecessor Predecessor

Revenue                              $ 97,061     $ 82,543    $ 63,926   $ 47,814    $ 41,219
--------------------------------------------------------------------------------------------------
Earnings before Interest, Taxes,
   Depreciation and Amortization       16,317       17,719      15,800     14,222      12,589
--------------------------------------------------------------------------------------------------
Operating Income                        8,438       10,517      10,474     10,566       9,531
--------------------------------------------------------------------------------------------------
Income before Taxes
   and Minority Interests               3,038        8,811       9,439      9,510       7,315
--------------------------------------------------------------------------------------------------
Tax Provision                           2,355        1,975       2,792      2,856       2,918
--------------------------------------------------------------------------------------------------
Minority Interests                        983        3,763       3,569      2,318       1,531
--------------------------------------------------------------------------------------------------
Income (loss) from
   Continuing Operations                 (300)       3,073       3,078      4,336       2,866
--------------------------------------------------------------------------------------------------
Net Income (loss)                        (300)       2,839       3,078      4,336       2,866
--------------------------------------------------------------------------------------------------
Net Income (loss) per common share,
   from Continuing Operations          ($0.05)       $0.53       $0.86
--------------------------------------------------------------------------------------------------
Net Income (loss) per common share     ($0.05)       $0.49       $0.86
--------------------------------------------------------------------------------------------------
Weighted Average Number of
   Common Shares Outstanding             6,006        5,783       3,560
--------------------------------------------------------------------------------------------------
Total Assets                           123,252      133,558      99,099     49,244       35,738
--------------------------------------------------------------------------------------------------
Long-term debt                          38,354       34,048      37,182     12,887       16,102
--------------------------------------------------------------------------------------------------
Shareholders' Equity                    34,242       37,877      12,612      8,510        3,998
--------------------------------------------------------------------------------------------------

      As a result of the acquisition, as of March 31, 1994, of a group of clinical testing laboratories in Europe, the financial data for the years 1993 and 1992 consist of the operations of the Company's predecessor, ULSA and UCLE. The financial data for years 1996, 1995 and 1994 are inclusive of ULSA, UCLE, UGL and UniHolding.

Pro Forma 1995 Selected Financial Information

      During the year ended May 31, 1995, the Company entered into two transactions which it believes would have had a material impact on its 1995 results of operations if those transactions had been effected as of June 1, 1994. These are (a) the restructuring which occurred on May 29, 1995, whereby UGL sold its wholly-owned subsidiary ULL to ULSA, currently an 87.2% subsidiary, and (b) the purchase by UGL on June 30, 1995, of 40% of its own capital stock.

      Giving effect to the above mentioned transactions as of June 1, 1994, pro forma summarized results of operations for the year ended May 31, 1995, would have been as follows (unaudited):


           (in thousands, except per share data)

           For the Years Ended May 31             1995       1995
                                               Pro Forma    Actual

           Revenue                             $ 82,543    $ 82,543
           --------------------------------------------------------
           Earnings before Interest, Taxes,
              Depreciation and Amortization      17,719      17,719
           --------------------------------------------------------
           Operating Income                      10,434      10,517
           --------------------------------------------------------
           Income before Taxes
              and Minority Interests              7,071       8,811
           --------------------------------------------------------
           Tax Provision                          1,053       1,975
           --------------------------------------------------------
           Minority Interests                     1,394       3,763
           --------------------------------------------------------
           Income from
              Continuing Operations               4,624       3,073
           --------------------------------------------------------
           Net Income                             4,390       2,839
           --------------------------------------------------------
           Net Income per common share,
              on Continuing Operations           $ 0.80      $ 0.53
           ---------------------------------------------------------
           Net Income per common share           $ 0.76      $ 0.49
           ---------------------------------------------------------
           Weighted Average Number of
              Common Shares Outstanding           5,783       5,783
           ---------------------------------------------------------
           Total Assets                         121,859     133,558
           ---------------------------------------------------------
           Long-term debt                        34,048      34,048
           ---------------------------------------------------------
           Shareholders' Equity                  37,877      37,877
           ---------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

7.1   Change of Accounting Entity and Basis of Comparisons

      The Company made significant acquisitions and expanded its operations during the fiscal year ended May 31, 1994. The significant events were accounted for as follows.

      UniHolding's acquisition of 60% of UGL in March 1994 was treated as the reverse acquisition of UniHolding by a predecessor "accounting entity" (the "Predecessor") consisting of the Company's proportionate interests in ULSA and UCLE. The net assets of UniHolding, prior to the transaction, are deemed to have been purchased by the Company at their fair value of approximately $3.1 million in exchange for the issuance of 1,706,704 of its shares outstanding immediately prior to the transaction.

      The acquisition of ULL by UGL was accounted for as a purchase and the results of its operations are included in the Company from the date of its acquisition, November 10, 1993.

      Unaudited Pro Forma earnings per share for fiscal year 1994 were $0.52 as compared to earnings per share of $0.88 on a consolidated accounting basis as described above. The decrease was primarily attributable to the retroactive effect of the deemed acquisition of the net assets of UniHolding in exchange for the issuance of 1,706,704 of its shares outstanding immediately prior to the transaction, and the issuance of approximately 825,000 shares which arose from the prepayment of the $18 million promissory note subsequent to May 31, 1994.

      Further, during the fiscal year ended May 31, 1995, the Company acquired from Holdings additional shares of common stock of ULSA, as well as the Italian and Spanish laboratory operations through the exercise of an option.

      With respect to the acquisition from Holdings, through UGL, of 186 additional shares of ULSA, the excess of the purchase price over Holdings' predecessor cost, $960,000, was charged to additional paid-in capital.

      With respect to the acquisition of Spanish and Italian laboratory operations from Holdings, the excess of the purchase price over Holdings' predecessor cost, $375,000, was charged to additional paid-in capital.

      As of June 30, 1995, the Company acquired the remaining 40% of UGL. Such acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired, $3,301,000, was allocated to goodwill.


7.2   Results of Operations for the Three Years Ended May 31, 1996


Twelve months ended May 31, 1996 compared with the twelve months ended May 31, 1995

     As discussed in Note 11 to the accompanying financial statements, the Company's results of operations for the year ended May 31, 1996, include the operations of the Company's core business (the "Diagnostic Laboratory division") and of the Company's expanded activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials division") and in healthcare management services (the "Healthcare Management Services division"). The following table presents a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations. While the Clinical Trials division commenced to exist during the year ended May 31, 1996, the Company, through JSP, already had some activities in the clinical trials business during the year ended May 31, 1995, which activities were transferred to UCT as of June 1, 1996. Accordingly, for analysis and comparative purposes, the activities conducted by JSP in the clinical trials business during both years have been included under the Clinical Trials division caption.


                                                                         Year Ended May 31, 1996
                                        -------------------------------------------------------------------------------------
                                            Diagnostic      Healthcare         Clinical
                                            Laboratory      Mgt. Services       Trial
                                            Division        Division           Division        Adjustments       As Reported
                                            ----------      ------------       ----------      ------------      -----------

REVENUE                                      $93,409                            $4,427            ($775)           $97,061

OPERATING EXPENSES:
     Salaries and related charges             38,569                             1,413                              39,982
     Supplies                                 15,083                               157                              15,240
     Other operating expenses                 21,747                             4,551            ( 775)            25,521
     Depreciation and amortization
       of tangible assets                      5,387                                61                               5,448
     Amortization of intangible assets         2,354                                77                               2,431
                                              ------          -----------      ----------       -----------       ----------
OPERATING INCOME                              10,270               0            (1,832)              0               8,439

Interest, net                                 (2,935)                              (49)                             (2,984)
Equity in loss of affiliate                                     (3,005)           (294)                             (3,299)
Other, net                                       846                                37                                 883
                                              ------          -----------      ----------       -----------       ----------
Income before taxes and minority
  interests                                    8,181            (3,005)         (2,138)              0               3,038
Tax provision                                 (2,979)                              624                              (2,355)
                                              ------          -----------      ----------       -----------       ----------
Income before minority interests               5,202            (3,005)         (1,514)              0                 683

Minority interest in income                     (942)                              (41)                               (983)
                                              ------          -----------      ----------       -----------        ---------
NET INCOME                                    $4,260            (3,005)        ($1,555)             $0              $2,901
                                              ======          ===========      ==========       ===========        =========
Weighted average common shares
  outstanding                                6,005,643         6,005,643       6,005,643                           6,005,643
Earnings per share of common stock               $0.71           ($0.50)          ($0.26)                              $0.05


      Further, as discussed in Note 1 to the accompanying financial statements, the Company's results for the year ended May 31, 1996 give effect to the acquisition by UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the year ended May 31, 1995 included a 40% minority interest in UGL's earnings. The financial statements also give effect to the acquisition of ULL by ULSA from UGL. The following table presents the required adjustments to the results of operations for the year ended May 31, 1995, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1994, and had ULL been owned by ULSA as of June 1, 1994 (unaudited). The results of operations for the year ended May 31, 1995 were translated into U.S. dollars using the exchange rates which were then valid.

      Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the year ended May 31, 1995.



                                                                                 Year Ended May 31, 1995
                                             ---------------------------------------------------------------------------------------
                                             Diagnostic             Clinical
                                             Laboratory             Trials
                                             Division               Division        As Reported         Adjustments      Pro Forma
                                             ----------             ---------      -------------        -----------     -----------

REVENUE                                       $79,003                $ 3,540          $82,543                             $82,543

OPERATING EXPENSES:
     Salaries and related charges              34,436                    556           34,992                    0         34,992
     Supplies                                  13,554                    138           13,692                              13,692
     Other operating expenses                  13,792                  2,348           16,140                              16,140
     Depreciation and amortization of
       intangible assets                        5,244                     11            5,255                               5,255
     Amortization of intangible assets          1,947                      0            1,947                   83 (i)      2,030
                                             -----------             ---------      -------------        -----------     ----------
OPERATING INCOME                               10,031                    486           10,517                  (83)        10,434

Interest, net                                  (1,509)                     0           (1,509)              (1,656)(b)     (3,165)
Other, net                                       (197)                     0             (197)                               (197)
                                             -----------             ---------      -------------        -----------     ----------
Income before taxes and minority interests      8,325                    486            8,811               (1,739)         7,072
Tax provision                                  (1,832)                  (143)          (1,975)                 497 (c)     (1,053)
                                                                                                               262 (e)
                                                                                                               163 (g)
                                             -----------             ---------      -------------        -----------     ----------
Income before minority interests from
  continuing operations                         6,492                    344            6,836                 (817)         6,019
Minority interests in income on
  continuing operations                        (3,719)                   (44)          (3,763)               2,246 (a)     (1,395)
                                                                                                               177 (d)
                                                                                                               (34)(f)
                                                                                                               (21)(h)
                                             -----------             ---------      -------------        ------------    ----------
Income from continuing operations               2,773                    300            3,073                1,551          4,624
Loss on disposition of discontinued
  operation, net of tax and minority interests   (234)                     0             (234)                   0           (234)
                                             -----------             ---------      -------------        ------------    ----------
NET INCOME                                     $2,539                   $300           $2,839                $1,551        $4,390
                                             ===========             =========      =============        ============    ==========
Weighted average common shares                5,782,902              5,782,902        5,782,902                          5,782,902
Earnings per share of common stock
     On income from continuing operations         $0.48                  $0.05            $0.53                              $0.80
     On loss on disposition of discontinued      ($0.04)                 $0.00           ($0.04)                            ($0.04)
       operations
     On net income                                $0.44                  $0.05            $0.49                              $0.76


     (a)  To record the cancellation of the 40% minority interest in the 1995 net income of UGL.
     (b)  To record the interest cost on the repurchase of 40% in UGL at an effective rate of 5.5%.
     (c)  To record the tax benefit at 30% on the interest cost on repurchase of 40% in UGL.
     (d)  To record a 12.8% minority interest to be borne by the ULSA minority shareholders in the ULL 1995 losses.
     (e)  To record the tax benefit to ULSA of reversing interest received from UGL during 1995.
     (f)  To record the minority interest effect on (e), at 12.8%, the minority shareholders' share in ULSA.
     (g)  To record the tax benefit on the interest charge incurred by ULSA on the SFr. 12 million loan due to UGL.
     (h)  To record the minority interest effect on (g), at 12.8%, the minority shareholders' share in ULSA.
     (i)  To record goodwill amortization on the acquisition of 40% in UGL.


      Consolidated revenue increased to $97.1 million for the twelve months ended May 31, 1996, representing an increase of $14.5 million from the comparable prior year period. Excluding the effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $4.2 million for the twelve months), and excluding revenue generated by the newly-acquired Italian, and Spanish operations ($7.1 million for the twelve months, consolidated for the first year in 1996), revenue increased by approximately $3.0 million, as compared to the prior year. Revenue generated by the Swiss operations increased by approximately 2.7% as a result of additional specimen volume of 3% partly offset by a decrease in the test mix of 0.3%. Revenue generated by the UK operations increased by approximately 12% in respect of the Diagnostic Laboratory division due to additional revenue resulting from the NHS contract and a new contract with a major public transport service, offset by the final effects on revenues due to the prior loss of a significant client. Revenues of $4.4 million were recorded by the Clinical Trials division due to the expansion of client base and the signing of new contracts as a result of intensive marketing efforts. During the second half of the year Spain almost doubled its revenue versus the comparable prior year period.

      Operating income for the year ended May 31, 1996 decreased by $2.1 million versus the comparable prior year. This decrease is comprised of the effect of the change in the US dollar exchange rate versus the Swiss franc and the pound Sterling (approximately $1.2 million), an increase in operating costs related to the strengthening of certain administrative functions and controls, business development costs related to the research of new markets ($0.5 million), and the Clinical Trials division operating costs and expenses ($6.2 million) offset by increased performance in the United Kingdom Diagnostic Laboratory division. Operating losses generated by the Spanish operations ($0.8 million) resulted from the Company's strategic decision to increase penetration in the Spanish market requiring investment in facilities and human resources. Italian operations, on the other hand, maintained a small positive contribution ($0.1 million) to operating income.

      Interest expense, net, increased $1.5 million during the twelve months ended May 31, 1996 as compared to the prior year, primarily due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL and other capital expenditures, partly offset by an overall decrease in interest rates.

      Other income was recorded from exchange gains realized on certain assets and liabilities as a result of fluctuations in exchange rates.

     Other income was also negatively impacted by a charge of $3.0 million resulting from the equity pick-up of the Company's investment in MISE recorded by the Healthcare Management Services division. This was due to the fact that MISE has recorded a one-time amortization of the know-how and computer software it purchased during the year. While the Company's management believes that the fair value of its investment in MISE has not been impaired, accounting principles generally accepted in the U.S. require that know-how and marketing plans such as those purchased by MISE, whether they are purchased from either related or unrelated parties, be expensed as incurred.

     Provision for income taxes increased $0.4 million in the twelve months ended May 31, 1996, The first-year losses of UCT gave rise to a tax benefit of $0.8 million which management believes the Company will recover through future income of such division.

      Minority interests in income decreased substantially as compared to the comparable prior year, resulting primarily from the decrease in the minority interests in income due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.

Twelve months ended May 31, 1995 compared with the twelve months ended May 31, 1994

      Revenue increased to $82.5 million for the twelve months ended May 31, 1995 representing an increase of $18.6 million from the comparable prior year period. The increase in revenue resulted from additional specimen volume generated primarily by the Swiss laboratories and FBH in the UK. The start of the North Hertfordshire NHS Trust contract in the UK contributed an additional $2.2 million to revenue. However, such increases were offset by a decrease in revenue in the UK as a result of the loss of two significant clients in the UK market. Revenue was further offset by higher operating expenses to prepare for expansion of the Company.

      In Switzerland, revenue increased to $60.3 million for the twelve months ended May 31, 1995 representing an increase of 0.9 million or 1.5% from the comparable prior year period. Excluding the effect of the revenues generated by the Swiss subsidiary disposed of in fiscal year 1995, the increase in revenue would have been $3.1 million or 5.7%, whereas the test mix remained stable. The stability in the test mix was achieved despite the price change resulting from the implementation by the "OFAS" on January 1, 1994. In the UK, revenue for the year ended May 31, 1995 increased by $1.4 million or 6.7% over the prior year period. The increase is primarily due to the start of the North Hertfordshire NHS Trust contract and an increase in cytology and histology revenue from FBH.

      Operating income for the twelve months ended May 31, 1995 increased slightly ($0.1 million) over the prior year. This increase resulted primarily from the increase in sales, but such increase was offset by higher personnel costs and other operating costs relating to the Company's expansion and restructuring of the UK operations. The restructuring expenses relate to the reorganization and downsizing of the laboratory and administrative personnel in the UK in order to improve productivity and streamline operations. Costs associated with providing severance pay to released personnel in the UK was $0.4 million. The client loss in the UK further contributed to the reduction of operating income for the year as well as the costs associated with the Company's expansion into new markets. In particular, the UK operating income decreased by $2.35 million whereas the Swiss operating income increased by $0.8 million.

      Interest expense, net, increased $0.6 million in the twelve months ended May 31, 1995 from the prior year primarily due to certain interest income earned in the prior year period and increased borrowings in the UK. Swiss subsidiaries were able to lower their average borrowings level (with such borrowing being at lower interest rates for the year) and increase their interest-bearing accounts receivable from related companies.

      Provision for income taxes decreased $1.0 million in the twelve months ended May 31, 1995, as compared to the prior year primarily due to the operating losses in the UK and a change in the tax computation system applied in Switzerland.

      A non-recurring charge of $0.2 million net of related minority interests and tax effects was recorded during the period upon disposition of a Swiss subsidiary involved in the distribution of medical products. Management determined that it was in the best interest of the Company to dispose of such subsidiary, which was non-strategic and did not meet the Company's standards for profitability, when the opportunity to sell became available on terms management concluded could not be improved.

      Income before taxes and minority interest decreased by $0.6 million as a result of an increase in operating expenses due to the Company's expansion and restructuring of the UK operations, in addition to the loss of the two significant UK clients.

Twelve months ended May 31, 1994 compared with the twelve months ended May 31, 1993

      The increase in revenue from approximately $47.8 million in fiscal year 1993 to $64 million in fiscal year 1994 reflects the acquisition of ULL in November 1993. Exclusive of the revenue of ULL (JSP and FHB) from November 10, 1993 to May 31, 1994, the revenue of the Company for its fiscal year 1994 increased approximately $4.7 million or 10% over 1993 which increased approximately $6.6 million, or 16% over 1992. The increase in revenue is due to an increase in specimen volume within each laboratory. Although the Swiss government has generally reduced the fee schedule for private laboratories, the effect on the Swiss operation's revenue was more than offset by an increase in specimen volume testing.

      The increase in operating expenses from approximately $37.2 million in fiscal year 1993 to $53.4 million in fiscal year 1994 reflects the acquisition of ULL in November 1993. Exclusive of the operating expenses of ULL, the operating expenses of the Company for its fiscal year 1994 increased approximately $5.5 million, or 15% over 1993 which increased approximately $5.5 million, or 17% over 1992. In fiscal year 1994, the Company completed the installation of the UNI400 computer system in all its Swiss laboratories which resulted in higher operating costs.

      Minority interests in income were 30% in both 1993 and 1992. As a result of the November 1993 reorganization whereby the Company acquired 60% of UGL and a 40% minority interest was created in UGL (which owned 70% of ULSA and 100% of ULL), the minority interest in the net income of ULSA increased to 58% on a consolidated basis. From January 31, 1994, the interest of the minority shareholders in ULSA decreased from 30% to 14% (a decrease to 48% on a consolidated basis) as a result of the acquisition of 16% of ULSA's equity by UGL.

      Net income decreased approximately $1.3 million, or 30% in fiscal year 1994 from fiscal year 1993 which increased $1.4 million, or 48% over fiscal year 1992. The decrease in 1994 resulted primarily from the increase in minority interests and from lower margins resulting from the inclusion of ULL from November 10, 1993. The increase from fiscal year 1992 to 1993 resulted primarily from reorganization and integration of the Swiss laboratories leading to increased operating efficiencies.


7.3   Liquidity and Capital Resources

      Net cash provided by operating activities for the twelve months ended May 31, 1996 amounted to $11.3 million, an increase of $1.0 million from the prior year primarily due to decreased working capital needs of the Diagnostic Laboratory division, offset by the cash utilization of $2.3 million by the Clinical Trials division start up.

     Net cash used in financing activities for the twelve months ended May 31, 1996 was $0.2 million, as compared to $19.5 million in the prior year. The decrease of $19.7 million resulted from less cash proceeds in the current year from the issuance of share capital and from long term debt, and the higher repayment of lease debt as compared to the prior year, and the use of $3.2 million in the purchase of treasury stock.

     Net cash used in investing activities for the year ended May 31, 1996 was $26.3 million, an increase of $12.0 million from the prior year, consisting primarily of capital expenditures incurred in connection with new laboratory equipment, lending to affiliates, the purchase of the 40% minority interest in UGL, the purchase of the 17% minority interest in NDA and the purchase of know-how represented by the investment in MISE.

      The Company's bank facilities provide for a total of approximately $40.7 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of August 22, 1996, the Company had approximately $3 million of availability under the aggregate credit facilities.

      On July 3, 1995, the Company issued 25,000 new shares of its common stock to an overseas investor at $22.00 per share, including warrants for 12,500 shares at a price of $26.00 exercisable for 18 months from the date of purchase. On October 5, 1995, the Company issued 37,500 new shares of its common stock to two overseas investors at $22.00 per share, including warrants for 18,750 shares at a price of $26.00 exercisable for 18 months from the date of purchase. On July 23, 1996, the Company issued 333,333 new shares of its common stock to a U.S. institutional investor at $15.00 per share.

     The Company has a working capital deficiency of $9.8 million at May 31, 1996. Of that amount $15 million is due to Unilab. In accordance with the agreements between Unilab and the Company, both parties must in such an instance, so long as all interest accrued on the $15 million note have been fully paid, use their respective reasonable efforts to agree upon a mutually acceptable resolution. All interest accrued as of March 31 and June 30, 1996, have been paid by UGL. If such a mutually acceptable resolution is not found, the amount of principal and accrued unpaid interest shall be converted on January 1, 1997 into UniHolding Common Stock at 75% of the market price. Until such time as the note is paid either in cash or in UniHolding Common Stock, the UGL shares so acquired remain in escrow.

      The Company is currently considering raising additional capital through debt or equity financing with a view to repaying the $15 million note issued to Unilab in connection with the acquisition of 40% of UGL, which was due on June 30, 1996.

      With respect to the Diagnostic Laboratory division, the Company believes that the liquidity provided by the existing cash balances and borrowing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1997 including anticipated operating expenses arising from the Company's recent expansion into the Spanish and Italian markets, as well as debt repayments except the $15 million Unilab note. However, if the Company determines that additional financial resources are necessary or appropriate, it may choose to raise additional capital through debt or equity financing during fiscal year 1997 to strengthen its financial position, to facilitate growth and to provide the Company with additional flexibility to take advantage of business opportunities that may arise.

      With respect to the Clinical Trials division, the Company intends to offer to its shareholders, in proportion to their respective holdings in UniHolding, the right to subscribe to a $8 million equity offering by GUCT, its newly formed subsidiary conducting clinical trials testing for the pharmaceutical industry. This new equity issuance of $8 million is expected to be sufficient to finance acquisitions, and meet working capital requirements and debt repayments of the Clinical Trials division. Such registered offering will be made by means of a prospectus upon the registration statement becoming effective once filed with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended. This annual report shall not constitute an offer to sell or a solicitation of an offer to buy.

     With respect to the Healthcare Management Services division, the Company is currently reviewing detailed marketing plans that are considered in several countries, with a view to start actual operations during the fiscal year 1996/1997. The Company believes that no significant new funding will be required to meet working capital requirements during that period.

      In addition, the Company has outstanding obligations and commitments under capital leases which mature over the next five to ten years.

7.4   Other Information

      The Company operates in Europe in the currencies of the countries in which it is located. For reporting purposes the financial statements are translated in accordance with U.S. generally accepted accounting principles which require, generally, that assets, liabilities and equity are translated at the exchange rates in effect at the balance sheet date and revenues and expenses at the weighted average rates during each year. Accordingly assets, liabilities and shareholders' equity will be affected by changes in such exchange rates.

      The Company's operating results will continue to be affected by the volume, mix and timing of test orders received during a period and by conditions in the industry (including pricing regulations) and in the economies in which the Company operates, such as recessionary periods, political instability, and fluctuations in interest or currency exchange rates.

      The Company further experiences both increases and decreases in its volume of testing due to seasonality shifts. All laboratories experience a slow down during the holiday seasons, primarily in summer. This may lead to quarterly information which is not indicative of the trend of the Company's business.

       Inflation was not a material factor in either revenue or operating expenses during the year presented, and is not expected to be in the current year.



ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING
          AND FINANCIAL DISCLOSURE


      None.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page Number

Report of Independent Auditor......................            II-F-2


UniHolding Corporation and Subsidiaries Consolidated
Balance Sheets as of May 31, 1996, and 1995........            II-F-3


UniHolding Corporation and Subsidiaries Consolidated
Statements of Operations for the Years Ended
May 31, 1996, 1995 and 1994........................            II-F-5


UniHolding Corporation and Subsidiaries Consolidated
Statements of Stockholders' Equity for the Years Ended
May 31, 1996, 1995 and 1994........................            II-F-6


UniHolding Corporation and Subsidiaries Consolidated
Statements of Cash Flows for the Years Ended
May 31, 1996, 1995 and 1994........................            II-F-7


UniHolding Corporation and Subsidiaries Notes to
Consolidated Financial Statements for the Years Ended
May 31, 1996, 1995 and 1994........................            II-F-9
















                                     II-F-1

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
UniHolding Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of UniHolding Corporation and subsidiaries (the "Company") as at May 31, 1996 and May 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UniHolding Corporation and subsidiaries at May 31, 1996 and May 31, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996 in conformity with generally accepted accounting principles.

     As more fully described in Note 11, during the year ended May 31, 1996, the Company invested $3 million in a newly formed company accounted for by the equity method, which in turn, used the funds to acquire know-how, software and marketing plans. The equity investee's loss was charged to earnings in the year ended May 31, 1996.


/s/ Richard A. Eisner & Company, LLP

New York, New York
September 26, 1996

                                     II-F-2

                    UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 May 31
                                                            1996      1995
                                                           ------    ------

                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $1,587    $16,939
     Accounts receivable, net of allowance for doubtful
      accounts of $1,500 in 1996 and $1,901 in 1995        18,726     17,890
     Due from related companies                             4,960        124
     Inventories                                            1,910      1,867
     Prepaid expenses                                       2,535      2,921
     Other current assets                                   1,051      1,413
                                                           -------   -------
          Total current assets                             30,769     41,154


NON-CURRENT ASSETS:
     Long-term notes receivable                               818      2,815
     Intangible assets, net                                54,828     55,654
     Property, plant and equipment, net                    33,238     33,511
     Investment in equity affiliates                        1,423         -
     Other assets, net                                      2,176        424
                                                           -------    ------
          Total non-current assets                         92,483     92,404
                                                           -------    ------
                                                         $123,252   $133,558
                                                         =========  ========

                       See notes to financial statements

















                                     II-F-3

                    UNIHOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              May 31
                                                       1996           1995
                                                     --------       --------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank Overdrafts                                 $ 6,686        $ 6,501
     Lease payable, short-term portion                 1,331          1,021
     Payable to related parties                            9            338
     Trade payables                                    6,843          4,854
     Accrued liabilities                               4,568          4,997
     Note payable                                     15,000              -
     Long-term debt, current portion                   2,971          4,378
     Taxes payable, current portion                    3,175          2,751
                                                     --------       --------
          Total current liabilities                   40,583         24,840
                                                     --------       --------

NON-CURRENT LIABILITIES:
     Lease payable, non-current                        2,633          1,386
     Long-term debt, non-current                      35,721         32,662
     Taxes payable, long-term portion                    199            195
     Deferred taxes                                    4,410          4,534
                                                     --------       --------
          Total non-current liabilities               42,963         38,777
                                                     --------       --------
               Total liabilities                      83,546         63,617
                                                     --------       --------
MINORITY INTERESTS                                     5,464         32,064
                                                     --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value;
      Voting; authorized 18,000,000 shares;
      issued 5,823,785 at May 31, 1996 and
      6,060,182 at May 31, 1995                           58             60
      Non-Voting; authorized 2,000,000 shares;
      issued and outstanding 298,384 at May 31, 1996
      and -0- at May 31, 1995                              3              -
     Additional paid-in-capital                       32,429         31,190
     Cumulative translation adjustment                  (239)         1,174
     Retained earnings                                 5,153          5,453
                                                     --------       --------
                                                      37,404         37,877

     Less - cost of 168,00 and -0- shares of
      Common stock held in treasury at May 31, 1996
      and May 31, 1995, respectively                  (3,162)             -
                                                     --------       --------
          Total stockholders' equity                  34,242         37,877
                                                     --------       --------
                                                    $123,252       $133,558
                                                    =========       ========

                        See notes to financial statements

                                     II-F-4



                                        UNIHOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Dollars in thousands, except per share data)



                                                               Year ended May 31
                                                       1996          1995         1994
                                                     --------      --------     --------

REVENUE                                               $97,061       $82,543      $63,926

Operating expenses:
     Salaries and related charges                      39,982        34,992       23,504
     Supplies                                          15,240        13,692       11,732
     Other operating expenses                          25,522        16,140       12,890
     Depreciation and amortization of
      tangible assets                                   5,448         5,255        3,953
     Amortization of intangible assets                  2,431         1,947        1,373
                                                      --------      --------    --------
OPERATING INCOME                                        8,438        10,517       10,474

Interest expense, net of interest income of
 $664 in 1996                                          (2,984)       (1,509)        (927)
Equity in loss of affiliates                           (3,299)           -            -
Other, net                                                883          (197)        (108)
                                                       --------      --------   ---------
Income before taxes and minority interests              3,038         8,811        9,439
Tax provision                                          (2,355)       (1,975)      (2,792)
                                                       --------      --------   ---------
Income from continuing operations before
 minority interests                                       683         6,836        6,647

Minority interests in income of continuing
 operations                                              (983)       (3,763)      (3,569)
                                                       --------      --------  ---------
Income from continuing operations                        (300)        3,073        3,078
Loss on disposition of discontinued operation, net of
 tax benefit of $195 and minority interests of $220        -           (234)         -
                                                       --------      --------   --------
NET INCOME                                              ($300)       $2,839       $3,078
                                                       ========      ========   ========
Weighted average common share outstanding             6,005,643     5,782,902   3,560,316
Earnings per share of common stock
     Net income from continuing operations              ($0.05)         $0.53       $0.86
     Loss on disposition of discontinued operation           -         ($0.04)        -
     Net income                                         ($0.05)         $0.49       $0.86


                                  See notes to financial statements









                                               II-F-5


                                                            UNIHOLDING CORPORATION
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (Dollars in thousands)

                                            Common Stock             Additional     Cumulative                            Total
                             Voting             Non-Voting             Paid-in      Translation    Retained  Treasury  Stockholders
                             Shares   Amount     Shares     Amount     Capital      Adjustment     Earnings    Stock      Equity
                             ------   ------    ---------   ------   ----------     -----------    --------  ---------  -----------


  Balances, May 31, 1993        0        $0            0         0     $  5,839       $   24        $ 2,647              $  8,510

Paid-in capital
 arising from purchase of ULL                                            33,515                                            33,515
Net Income                                                                                            3,078                 3,078
Acquisition of minority
 interest in ULSA                                                         3,366                                             3,366
Assumed purchase of
 net assets of
 UniHolding Corp.          1,706,704     17                               3,113                                             3,130
Issuance of shares
 in reverse acquisition
 by UGL                    3,275,865     33                             (36,505)        (413)        (3,111)              (39,996)
Cumulative translation
 adjustment                                                                            1,009                                1,009
                             ------   ------    ---------   ------   ----------     -----------     --------   --------  ----------

  Balances, May 31, 1994   4,982,569     50            0         0        9,328         620           2,614          0     12,612

Net income                                                                                            2,839                 2,839
Excess of purchase price
 of subsidiaries over
 predecessor cost                                                        (1,335)                                           (1,335)
Issuance of Common Stock
 for repayment of note
 and accrued interest due
 to stockholder              827,613      8                              18,199                                            18,207
Issuance of Common Stock
 for cash, net of expenses
 of $250                     250,000      2                               4,998                                             5,000
Cumulative translation
 adjustment                                                                             554                                   554
                             ------   ------    ---------   ------   ----------     -----------    --------  ---------  ----------
  Balances, May 31, 1995   6,060,182     60            0         0       31,190       1,174           5,453         0      37,877

Net income                                                                                             (300)                 (300)
Adjustment for 4-to-1
 reverse split                  (513)                                                                                           0
Issuance and exchange of
 Non-Voting Common Stock
 for Voting Common Stock    (298,384)     (3)    298,384         3                                                              0
Issuance of Common Stock
 for cash, net of
 expenses of $113             62,500       1                              1,239                                             1,240
Cost of Common Stock
 held in treasury                                                                                              (3,162)     (3,162)
Cumulative translation
 adjustment                                                                          (1,413)                               (1,413)
                             ------   ------    ---------  -------   ----------    -----------    ---------  ---------  ---------
  Balances, May 31, 1996   5,823,785     $58     298,384        $3     $32,429        ($239)         $5,153   ($3,162)    $34,242
                             ======   ======    =========  =======   ==========    ===========    =========  =========  =========

                                                         See notes to financial statements


                                                                    II-F-6

                    UNIHOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                       Years ended May 31
                                                  1996      1995      1994
                                                  ----      ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       ($ 300)   $2,839    $3,078
     Adjustments to reconcile net income
      to net cash provided by operations:
     Equity in loss of affiliates                 3,299       -         -
     Minority interests in income                   983     3,543     3,569
     Depreciation and amortization of
      tangible assets                             5,448     5,255     3,953
     Amortization of intangible assets            2,431     1,947     1,373
     Other non-cash expenses                        (22)        7       (34)
     Net changes in assets and liabilities,
      net of acquisitions:
      (Increase) Decrease in accounts receivable (2,027)      172    (1,561)
      (Increase) Decrease in inventories           (164)      758       -
      (Increase) Decrease in prepaid expenses       174      (171)     (153)
      (Increase) Decrease in other assets          (496)      218      (557)
       Increase (Decrease) in trade payables      2,362    (2,604)   (1,916)
       Increase (Decrease) in accrued liabilities  (130)     (373)      981
       Increase (Decrease) in reserve for taxes     675    (1,756)      (58)
       Increase (Decrease) in deferred taxes       (922)      445       912
                                                 -------   -------    ------
     Net cash provided by operating activities   11,311    10,280     9,587
                                                 =======   =======    ======

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash proceeds from issuance of share
      capital, net of expenses                    1,240     5,000       -
     Repayment of long-term debt                 (1,156)   (1,504)   (5,482)
     Cash proceeds from long-term debt            4,560    13,415     6,647
     Proceeds (reimbursement) from (of)
      bank overdrafts                               171     3,796    (4,801)
     Dividend paid to minority shareholders        (331)     (319)     (521)
     Repayment of lease debt                     (1,539)     (826)     (839)
     Payment for purchase of treasure stock      (3,162)       -         -
                                                 -------   -------    ------
     Net cash provided by (used in)
      financing activities                         (217)   19,562    (4,996)
                                                 =======   =======    ======

                                   (continued)



                                     II-F-7

                    UNIHOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                  (continued)

                                                       Years ended May 31
                                                  1996      1995      1994
                                                  ----      ----      ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for purchases of property
      and equipment                             (3,788)    (4,611)   (3,671)
     Loans and advances (to) from
      affiliates, related companies and
      shareholders                              (6,142)       503    (3,763)
     Payment for purchase of interest
      in subsidiaries                          (16,418)    (8,948)       -
     Payment for purchase of intangible
      assets                                      (456)    (2,249)   (1,096)
     Proceeds from sale of assets                  481      1,047       134
                                                -------    -------   -------
     Net cash used in investing activities     (26,323)   (14,258)   (8,396)
                                                =======    =======   =======

Effect of exchange rate changes on cash           (123)       260       (99)

Net increase (decrease) in cash and
 cash equivalents                              (15,352)    15,844    (3,904)
Cash and cash equivalents, beginning
 of year                                        16,939      1,095     4,999
                                                ------     -------   -------

Cash and cash equivalents, end of year          $1,587    $16,939    $1,095
                                                ======     =======   =======


                       See notes to financial statements









                                     II-F-8

                     UNIHOLDING CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
               (Monetary amounts in 000's, except per share data)

1.   Description of the Company and Basis of Presentation

     UniHolding Corporation ("UniHolding") and its subsidiaries (collectively the "Company") primarily provide clinical laboratory testing services to physicians, managed care organizations, hospitals and other health care providers through its laboratories in Switzerland, the United Kingdom, Italy and Spain. It also provides clinical laboratory testing services in connection with clinical trials conducted for pharmaceutical companies.

     On March 31, 1994 UniHolding issued 3,275,865 (post reverse split, see Note
6) shares (then 65.75%) of its common stock, a promissory note in the amount of $18,000 and canceled a debt in the amount of $2,900 in exchange for 60% of the capital stock of Unilabs Group Limited ("UGL"), 100% of the capital stock of Uni Clinical Laboratories UCL Engineering SA ("UCLE") and options to acquire certain laboratory operating companies in Spain and Italy from Unilabs Holdings SA, a Panama corporation, ("Holdings") pursuant to a stock exchange agreement between UniHolding and Holdings.

     The acquisitions set out in the preceding paragraph were accounted for as the reverse acquisition of UniHolding by an "accounting entity" consisting of Unilabs SA ("ULSA") and UCLE because, following the transaction, the former shareholder of ULSA and UCLE was in control of the Company.

     UGL was formed pursuant to a Stock Purchase Agreement dated January 19, 1993 among Unilab Corporation ("Old Unilab"), MetCal, Inc. (now known as "Unilab Corporation" or "Unilab") and Holdings. Pursuant to the agreement, which closed on November 10, 1993, Holdings contributed 70% of ULSA, subject to the assumption by Unilab from UGL of a liability of $21,000 to Holdings and Unilab contributed 100% of the capital stock of JS Pathology plc ("JSP") in exchange for 60% and 40%, respectively, of the capital stock of UGL. Subsequent to November 10, 1993, Holdings and Unilab agreed upon an increase in the relative value of Holdings' original contribution by approximately $4,100. Accordingly, UGL issued a note in this amount to Holdings. JSP was subsequently transferred to United Laboratories Limited ("ULL"), a newly formed United Kingdom corporation and 100% subsidiary of UGL, in a reorganization which is deemed to have occurred as of November 10, 1993.

     On May 31, 1995, the Company exercised its options, obtained on March 31, 1994, to acquire Spanish and Italian laboratory operations from Holdings for an aggregate cost of $7,342 paid in the form of two promissory notes offset against cash advances. The acquisitions were accounted for at predecessor cost and the excess of the purchase price over Holdings' carrying value, $375, was charged to additional paid-in capital.

     Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the year ended May 31, 1995.

     As of May 29, 1995, with a view to streamlining the European subsidiary structure, UGL sold ULL, its wholly-owned subsidiary, to ULSA, currently an 87.2% subsidiary of UGL.

     Acquisitions of laboratory operations made by ULSA during the year ended May 31, 1994 were accounted for as purchases. The excess of the purchase prices over the fair value of the net assets acquired was allocated to goodwill. Had

                                     II-F-9
those acquisitions been made on the first day of the fiscal year in which they were acquired, there would have been no material effect on the operations of the Company for such year.

     During the year ended May 31, 1995, the Company sold to a third-party a subsidiary engaged in a separate line of business, the operations of which were not material, and realized a non-recurring loss on discontinued operations of approximately $234 (or $ 0.04 per share).

     As of June 30, 1995, UniHolding and UGL entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to JSP, and $15,000 in the form of a one-year, interest-bearing promissory note. The interest on the $15,000 promissory note is the greater of (i) 10% and (ii) the 3-month LIBOR rate on the business day immediately preceding the first day of a calendar quarter plus 3.25%. Such interest started accruing on January 1, 1996. The agreement provides that if the note is still unpaid six months after its due date, it shall be converted into shares of UniHolding's common stock at 75% of then market value. As of September 10, 1996, the note was unpaid. All interest accrued as of March 31 and June 30, 1996, have been paid by UGL. In accordance with the agreements between Unilab and the Company, both parties must in such an instance, so long as all interest accrued on the $15,000 note have been fully paid, use their respective reasonable efforts to agree upon a mutually acceptable resolution. If such a mutually acceptable resolution is not found, the amount of principal and accrued unpaid interest is convertible on January 1, 1997 into UniHolding Common Stock at 75% of the market price. Until such time as the note is paid either in cash or in UniHolding Common Stock, the UGL shares so acquired remain in escrow. The acquisition of the minority interest in UGL was accounted for as a purchase and the excess of the purchase price over the fair value, which approximates the carrying value, of the assets acquired, $3,301, was allocated to goodwill.

     Had this additional 40% of UGL's common stock been acquired as of June 1, 1994, and had ULL been owned by ULSA as of June 1, 1994, consolidated operations of the Company for the year ended May 31, 1995 would have been as follows. Such unaudited pro forma financial information may not be indicative of the results of operations that would have been actually achieved had the transactions taken place at the date indicated and should not be construed as indicative of UniHolding's results of operations for any future period.


          Sales                                  $ 82,543

          Operating income                         10,434

          Income from continuing operations         4,624

          Net income                                4,390

          Per share, from continuing operations    $ 0.80

          Per share                                $ 0.76




                                    II-F-10

2.   Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates, NDA Clinical Trials Services Inc. and MISE S.A., is accounted for on the equity method.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Actual results may differ from those estimates.

     Inventories

     Inventories, which consist principally of purchased clinical laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market.

     Revenue Recognition

     Revenue is recognized at the time service is provided. The Company's revenue is based on the amount billed or billable.

     Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the related assets which range from 3 to 50 years. Property and equipment includes items acquired under finance leases which are capitalized and the related equipment is amortized over its useful life. Leasehold properties are depreciated over the lease period, which may range from 1 to 10 years and leasehold improvements are depreciated using the straight-line method over the remaining term of the related lease or their useful life, whichever is shorter. Capitalized data processing software development costs are depreciated over 3 to 5 years.

     Goodwill

     Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight line method over 40 years. Goodwill is evaluated periodically based on undiscounted expected future cash flows and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

     Other Intangible Assets

      Customer lists are recorded at cost and amortized utilizing the straight line method over periods determined by the relative circumstances but not exceeding 15 years. The value of the customer lists is reviewed and evaluated periodically by management and adjusted, if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.


                                    II-F-11

     Income Taxes

     The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

     ULSA is fully liable for Swiss federal, cantonal and communal income and capital taxes. Accrued taxes cover all Swiss federal, cantonal and communal income and capital taxes to be levied on income and net assets reported through May 31, 1996, and for prior years. Under applicable United Kingdom tax laws, tax on UK corporate earnings is calculated on an actual accounting period basis and falls due for payment 9 months after the end of the accounting period concerned.

     Neither ULSA, nor ULL, nor any of their direct or indirect subsidiaries have accrued deferred income taxes on the undistributed earnings of their respective subsidiaries, because either such taxes are fully recoverable or no distribution is intended. Such undistributed earnings totaled approximately $17,200 as of May 31, 1996 and $12,400 as of May 31, 1995. Furthermore, ULSA benefits from a Swiss tax ruling, whereby interest and dividend income from subsidiaries, as well as capital gains on permanent investments, are partially exempt from income taxes.

     UniHolding, through UGL, does not presently intend to receive dividends from ULSA. Should it do so, the Swiss withholding tax rate applicable to distribution from ULSA would be 35%, which the Company could not recover.

     Foreign Currency Transactions

     Gains and losses resulting from foreign currency transactions and changes in foreign currency positions are included in income or expense currently. Other income, net includes a gain of approximately $696 in fiscal 1996. Exchange gains or losses were immaterial in fiscal 1995 and 1994.

     Foreign Currency Translation

     The Company's operations are located in Switzerland, the United Kingdom, Italy and Spain. Net assets, revenues and expenses are substantially all denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period. Net gains and losses arising upon translation of local currency financial statements to US dollars are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account, which may be realized upon the eventual disposition by the Company of part or all of its European investments.

     Income (Loss) Per Common Share

     For the years ended May 31, 1996 and 1995, income per common share was computed by dividing net income or net loss by the weighted average number of voting and non-voting shares outstanding during the year. For the year ended May 31, 1994, income per common share was computed by dividing net income by the weighted average number of shares outstanding during the year, with the assumption that 3,275,865 (post reverse split, see Note 6) shares, the number of shares issued for the acquisition of UGL and UCLE, had been outstanding from June 1, 1993.


                                    II-F-12

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for outstanding bank indebtedness approximates fair value because the debt is generally at a variable rate that reprices frequently. The Company believes that its non-bank indebtedness approximates fair value based on current yields for debt instruments of similar quality and terms.

     Recently Issued Accounting Pronouncements

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for the Long Lived Assets to be Disposed of", and Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 121 is effective for the Company's fiscal year ended May 31, 1997, and SFAS 123 has various effective and transition dates. The Company believes adoption of SFAS 121 and SFAS 123 will not have a material impact on its financial statements. The Company expects to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosures using the fair value based method. The Company does not intend to make an early adoption of SFAS 123.


3.   Property, Plant and Equipment, net and Intangible Assets

     Property, Plant and equipment, net consists of the following :

                                            May 31, 1996    May 31, 1995

     Land and buildings                      $   20,508       $  21,202
     Long-term leasehold and improvements         8,849           9,158
     Furniture and fittings                       5,446           5,001
     Laboratory and office equipment             27,329          25,692
     Capitalized data processing software         3,133           2,821
                                             -----------     -----------
                                             $   65,265       $  63,874
     Less : Accumulated depreciation
            and amortization                    (32,027)        (30,363)
                                            ------------     -----------
                                             $   33,238       $  33,511
                                             ===========     ===========


     Depreciation and amortization of tangible assets expense was $5,448, $5,255 and $3,953 in the years ended May 31, 1996, 1995 and 1994.



                                    II-F-13

     Routine maintenance and repair, which are charged to expense, amounted to :

            May 31, 1996 :    $2,125
            May 31, 1995 :    $1,788
            May 31, 1994 :    $1,374

     The net amount of capitalized data processing software is $2,047 and $2,181 as of May 31, 1996 and 1995 respectively. The gross amount of assets under capital leases is $7,856 and $6,259 as of May 31, 1996 and 1995 respectively.

     Property leased under capital leases included above consist of :

                                    May 31, 1996        May 31, 1995

          Equipment                 $   6,816            $    5,016
          Furniture and fittings          607                   659
          Automobiles                     433                   584
                                    --------------       --------------
                                        7,856                 6,259
          Less-Accumulated
          amortization                 (3,813)               (3,736)

          Net leased property       --------------       --------------
          under capital lease       $   4,043            $    2,523
                                    ==============       ==============

     Intangible assets consist of :

                                    May 31, 1996        May 31, 1995

          Goodwill                  $  53,430            $   52,199
          Customer lists               11,650                12,559
          Other                           529                   -
                                    --------------       --------------
                                       65,609                64,758
          Less Accumulated
          amortization                (10,781)               (9,104)
                                    --------------       --------------
                                    $  54,828            $   55,654
                                    ==============       ==============

     Amortization of intangible and other assets was $2,431, $1,947 and $1,373 in the years ended May 31, 1996, 1995 and 1994.






                                    II-F-14

4.   Long Term Debt

     Long term debt consists of the following :

                                    May 31, 1996       May 31, 1995
     Senior secured debt :
       ULSA Credit Agreements         $  30,141          $   30,395
       JSP Term Loan                      2,555               2,606
       ULL Term Loan                      1,278               1,587
       UTL Term Loan                      1,530                 -
     Note to seller in connection
       with an acquisition by JSP         1,379               1,428
     Other debt                           1,800               1,024
     Capital leases :
       gross obligation                   4,411               2,629
       interest component                  (438)               (222)
                                    -------------      --------------
                                      $  42,656          $   39,447
     Less : current portion              (4,302)             (5,399)
                                    -------------      --------------
                                      $  38,354          $   34,048
                                    =============      ==============

     Senior Secured Debt

     On May 24, and July 25, 1994, and on May 9, 1995, ULSA entered into several credit agreements with a bank, providing for borrowings up to an aggregate principal amount which, after having duly made all required repayments of SFr. 4,200 ($3,333), is amounting to SFr. 38,300 ($30,397) as of May 31, 1996. Such borrowings were in the form of secured senior debt consisting of term loans, working capital loans and/or guarantees. The proceeds of these loans were used to refinance existing debt of ULSA and to finance the acquisition of ULL by ULSA. On May 31, 1996, SFr. 37,978 ($30,141) was outstanding under these facilities.

     On June 18, 1996, ULSA entered with the same bank into a new credit agreement (the "ULSA New Credit Agreement") replacing all previous agreements. The ULSA New Credit Agreement provides for borrowings up to an aggregate principal amount of SFr. 38,300 ($30,397) in the form of secured senior debt consisting of term loans, working capital loans and/or guarantees.

     The ULSA New Credit Agreement is secured by a pledge of the common stock of all ULSA's Swiss subsidiaries and by a pledge of the common stock of ULL.

     Interest on the term loans is generally at Swiss Franc LIBOR plus 1%. At May 31, 1996, the effective interest rate was between 2.844% and 5.625% depending upon the maturity dates of the fixed term advances. Interest on the working capital loans was 6.25% per annum at May 31, 1996. The working capital loans also include a utilization fee of 0.25% per quarter. The ULSA New Credit Agreement require principal payments of SFr. 7,500 ($5,952) on June 30 of each year starting on June 30, 1997, with a final repayment of SFr. 8,300 ($6,587) on June 30, 2001.


                                    II-F-15

     The provisions of the ULSA Credit Agreement require, among other things, that ULSA will not incur any additional liens and will not pay dividends without the prior approval of the bank. They also require that the repayment by ULSA of its debt to UGL will be subordinated to the claims of the bank.

     On December 3, 1993, JSP entered into a credit agreement with a bank, providing for borrowings of $3,000 in the form of senior debt consisting of a seven-year term loan (the "JSP Term Loan"). The proceeds of this loan were used to repay debt owed to the previous chairman of JSP. At May 31, 1996, $2,555 was outstanding under this facility. In addition, on March 16, 1994, ULL entered into a credit agreement with the same bank, providing for borrowings of $1,600 in the form of senior debt consisting of a seven-year term loan (the "ULL Term Loan"). The proceeds of the new loan were used to finance an acquisition; a balance of $1,379 remains due to the seller, over which a bank guarantee has been issued. At May 31, 1996, $1,278 was outstanding under this facility. Also, on April 5, 1994, JSP entered into a credit agreement with a bank, now providing for borrowings of up to $6,426 in the form of senior debt consisting of working capital loans and bank overdrafts (the "JSP Working Capital Loan"). The proceeds of the new loan were used to refinance existing debt and fund working capital. At May 31, 1996, $6,169 was outstanding under this facility.

     On January 24, 1996, a subsidiary of ULL entered into a credit agreement with a finance company, providing for a borrowing of $1,530 for a duration of 7 years (the "UTL Term Loan"). The proceeds of the UTL Term Loan were used to fund working capital and expansion.

     The JSP, ULL and UTL Term Loans and the JSP Working Capital Loan are secured by JSP's and ULL's land, building, accounts receivable and other assets, and are cross-guaranteed by all other subsidiaries of JSP and ULL, respectively. In addition, the UTL Term Loan is secured by a guarantee from UniHolding.

     Interest on the UTL Term Loan is at 10%. Interest on the JSP and ULL Term Loans is at Pound Sterling LIBOR plus 1.75%. On May 31, 1996, such interest rate was approximately 7.75%. Interest on the JSP Working Capital Loan was between 6.85% and 7.00% per annum at May 31, 1996, depending on the funding options chosen. The JSP Term Loan requires quarterly payments of approximately $100. The ULL Term Loan requires 23 quarterly payments of approximately $63 which commenced in June 1995. The UTL Term Loan requires monthly repayments of $13 during 17 months which commenced in February 1996 and monthly repayments of $30 during the following 67 months, all including interest.

     Maturities

     At May 31, 1996, future scheduled principal payments of long-term debt and capital lease obligations were as follows :


                                     II-F-16

                           Net obligation

     1997                    $   3,474
     1998                        9,483
     1999                        7,731
     2000                        7,203
     2001                        6,669
     thereafter                  8,096
                           --------------
                             $  42,656
Less : current maturities       (4,302)
                           --------------
                             $  38,354
                           ==============


5.   Income Taxes

     Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and the amounts currently taxable in the jurisdictions in which the Company operates. Income (loss) before income taxes and minority interests of domestic and foreign corporations is as follows:

                               Years ended May 31

                          1996          1995          1994
                          ----          ----          ----

         Domestic     $     118     $    (232)     $    (102)
         Foreign          2,920         9,043          9,541
                      ----------   -----------     ----------
         Total        $   3,038     $   8,811     $    9,439
                      ==========   ===========     ==========

     The provision for income taxes is as follows :

                               Years ended May 31

                          1996          1995          1994
                          ----          ----          ----

         Current :
         Foreign      $   3,468         1,543          2,172

         Deferred :
         Foreign         (1,113)          432            620
                      ----------     ---------    -----------
         Total          $ 2,355      $  1,975       $  2,792
                      ===========    =========    ===========

     Deferred   taxes  are  provided   principally   in  relation  to  temporary
differences in the amortization of intangibles and to different book and tax rates of depreciation of tangible assets.



                                    II-F-17

     The deferred tax assets (included in other assets) and liabilities as of May 31, 1996, are as follows :

                                            Assets     Liabilities

    Depreciation of tangible assets        $    -       $  3,348
    Amortization of intangibles                 -          1,062
    Operating loss carryforwards             1,497           -
                                         ----------    ----------
                                             1,497         4,410
    Valuation allowance                       (396)          -
                                         ----------    -----------
                                          $  1,101      $  4,410
                                         ==========     ==========

     The net change in the  valuation  allowance  for  deferred tax assets was a
increase  of  $173,   relating  to  benefits   arising   from   operating   loss
carryforwards.

     The tax charge in Switzerland is an accumulation of the taxes due to the city, the canton (state) and the federal authorities. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to taxable equity, the Company believes that 30% is a fair approximation of the effective cumulative rate. In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another. United Kingdom corporation tax is based on profits for the period at a rate of 33%.

     On January 1, 1995, a new federal tax law, and for most Swiss cantons, a new cantonal tax law, came into force in Switzerland. The new laws provide for a change in the system of assessment from a two-year past assessment period to a one-year current assessment period. Because the change in the law may create a gap during which certain profits made in prior financial years may be not or partially taxed, the new law has provided for a transition period during which a special method is followed to calculate income taxes. Since the 1995 taxes due based on the old methods of assessment had been fully accrued for during 1993 and 1994, the 1995 tax charge only relates to the adjustment needed based on the 1995 income.

     During the year ended May 31, 1996, the Company decided to merge two of its principal Swiss subsidiaries. This has had the effect of decreasing the effective tax rate of Swiss operations to approximately 24%, but has caused a non-recurring charge of $1,092.

     A reconciliation between the actual income tax expense and income taxes computed by applying the US Federal income tax rate of 34% to earnings before taxes and minority interests is as follows (in thousands) :








                                    II-F-18

                                              Years ended May 31

                                       1996            1995         1994
                                       ----            ----         ----

     Computed income taxes
       at rate of 34%               $  1,033        $  2,996       $ 3,209
     Impact of difference between
       statutory and US tax rates       (647)           (145)         (112)
     Permanent differences               175             815            50
     Impact of change
       in Swiss tax law                   -           (1,577)           -
     Impact of change
       in effective Swiss tax rate      (730)             -             -
     Impact of merger
       of certain Swiss subsidiaries   1,092              -             -
     Change in valuation reserves
       on deferred tax assets            173             (16)         (437)
     Impact of equity in loss
       of affiliates                   1,021              -             -
     Other                               238             (98)           82
                                    ---------       -----------   -----------
                                    $  2,355        $  1,975       $ 2,792
                                    =========       ===========    ==========


     Certain of the Company's subsidiaries have incurred losses which can be used to offset their taxable income for up to six years after incurring the losses, depending on the applicable tax legislation. Total net operating loss carry forwards amount to $4,200. Management has reviewed the probability of realization of the tax benefits which may arise from these losses being carried forward. Based on the estimated realization, the Company has reserved for the tax benefits in all cases where it has not been satisfied that it is more likely than not that the benefits will be realized. Otherwise the Company has recognized deferred tax assets of $ 1,101. The underlying net operating loss carry forwards are expected to expire starting in 1999.


6.   Capital stock, Additional Paid In Capital, Stock Options and Warrants

     Effective as of December 27, 1995, UniHolding effected a four-to-one reverse split of its Common Stock. These financial statements reflect this reverse split for all periods presented including corresponding adjustments to share amounts and purchase prices of the underlying share amounts. The reverse split has no effect on the financial position or results of operations of the Company.

     As of the same date, UniHolding decreased its authorized shares of Common Stock from 60 million to 20 million.

     Capital stock and Additional Paid-in Capital

     On March 31, 1994, immediately prior to the acquisition of UGL and UCLE, UniHolding had 1,706,704 shares of common stock outstanding. On that date it issued 3,275,865 shares in connection with the acquisition. Because the acquisition was accounted for as the reverse acquisition of UniHolding by an "accounting entity" consisting of ULSA and UCLE, it is deemed that 3,275,865 shares of capital stock of UniHolding, which were issued in connection with the reverse acquisition, have been outstanding from June 1, 1993 up to March 31, 1994 when 1,706,704 shares were deemed issued by the Company in exchange for the net assets of UniHolding.


                                    II-F-19

     In March 1994, the Company entered into an agreement with Unilab, effective as of January 31, 1994, whereby Unilab contributed to UGL 678 shares of capital stock of ULSA (4.3%) which it purchased in 1993 for $5,000, and Holdings contributed 1,876 shares of capital stock of Unilabs SA (11.7%) subject to a note of approximately $7,100, thereby increasing UGL's ownership of ULSA to approximately 86%. The shares received from Unilab have been recorded at their fair value of $5,695 of which $660 was allocated to tangible net assets and $5,035 was allocated to goodwill. The shares received from Holdings were recorded at Holdings' predecessor cost, resulting in a decrease in goodwill of $3,973.

     At various times during the year ended May 31, 1995, UGL acquired from Holdings 186 shares of capital stock of ULSA (1.2% of that company's share capital) for cash. The excess of the purchase price over Holdings' carrying value, $960, was charged to additional paid-in capital.

     On May 31, 1995, the Company exercised its options to acquire Spanish and Italian laboratory operations from Holdings. The excess of the purchase price over Holdings' carrying value, $375, was charged to additional paid-in capital.

     In connection with the March 31, 1994, acquisition discussed in Note 1, UniHolding issued a promissory note of $18,000 in favor of Holdings. Such note was repayable after five years, and carried an interest rate of 5% per annum payable at UniHolding's option either in cash or in shares, or any combination thereof. On June 22, 1994, the note, together with then accrued interest of $207, was repaid in advance by issuing to Holdings 825,000 newly-issued shares of UniHolding's common stock, calculated on the basis of the price of $22 per share. If such additional shares had been issued on March 31, 1994, the weighted average number of shares outstanding during the period ended May 31, 1994, would have been 3,698,251, and, considering the effect of the interest charge of $155 on the period, earnings per share would have been $ 0.88 for the year ended May 31, 1994, and the effect of earnings for the year ended May 31, 1995 would not have been material.

     As of April 28, 1995, UniHolding issued 250,000 new shares of common stock to two investors, at the price of $21 per share.

     As of July 3, 1995, UniHolding issued 25,000 new shares of common stock to one investor, at a price of $22.00 per share, including warrants for 12,500 shares at a price of $26.00 exercisable for 18 months from July 3, 1995. Further, as of October 5, 1995, UniHolding issued 37,500 new shares of common stock to two investors, at a price of $22.00 per share, including warrants for 18,750 shares at a price of $26.00 exercisable for 18 months from October 5, 1995.

     Non-Voting Common Stock

     As of March 11, 1996, UniHolding amended its Certificate of Incorporation and designated 2,000,000 million of its authorized shares as Non-Voting Common Stock. The Non-Voting shares have identical rights and privileges as the Voting shares, other than the vote. The Non-Voting shares are convertible into an equal number of Voting shares at the holder's option, except in certain circumstances.

     In February 1996, Holdings exchanged with UniHolding 298,384 shares of Common Stock for 298,384 shares of Non-Voting Common Stock. Holdings then exchanged with a wholly-owned subsidiary of Swiss Bank Corporation 298,384 shares of Common Stock and 298,384 shares of Non-Voting Common Stock for 1600 shares (10%) of the common stock of ULSA. In compliance with certain U.S. regulations on banks, the exchange agreement provides that the Non-Voting shares are not convertible into Voting Shares as long as they are held by such subsidiary of Swiss Bank Corporation.


                                    II-F-20

     Treasury Stock

     During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900, the fair market value of such shares which was less than the cost of such shares to Holdings. Further, during the year, the Company acquired 13,000 of its own shares on the market for $217.

     Stock Options

     As of June 28, 1994, UniHolding's Board of Directors adopted a Stock Option Plan for the Company whereby options can be granted to directors, key officers or management personnel of the Company or any of its subsidiaries or affiliates by the Administrator of the Plan, acting in agreement with the Board. 500,000 shares of UniHolding's common stock can be so reserved each year for issuance pursuant to the Plan, as amended. Options are granted with an exercise price at no less than 100% of the fair market value of UniHolding's common stock on the date of the grant or the book value on the date of the most recent financial statements. Shares subscribed by Option grantees must be held for two years from the date of grant prior to sale. The Plan will expire on June 28, 2004. Accordingly, the Company will be able to grant 4 million options in addition to those already granted.

     On August 17, 1995, a total of 163,750 options were granted. These options are all exercisable on or after February 17, 1997, at $22 per share for 63,750 options and at $ 24 per share for 100,000 options, and expire on June 28, 2004.

     On July 9, 1996, a total of 357,142 additional options were granted. These options are all exercisable on or after January 9, 1998, at $16 per share, and expire on June 28, 2004.


7.   Related Party Transactions

     The following were the receivables and payables to related parties :


                                      May 31, 1996    May 31, 1995

          Receivables :
          Unilabs Holdings SA           $  4,703         $    124
          Others                             257               -
                                     -------------    -------------
                                        $  4,960         $    124
                                     =============    =============

          Payables :
          Unilabs Holdings SA           $      -         $    338
          Others                               9               -
                                     -------------    -------------
                                        $      9         $    338
                                     =============    =============

     Advances to and from related companies bear an interest rate based on the 3 months LIBOR plus 2% per annum. These advances are unsecured.


                                    II-F-21

     In March 1992, the Company's Predecessor entered into a cooperation agreement with Holdings covering (i) the use of its logo and provision of financial and market research advisory services to the Predecessor ("General Services") and (ii) mergers and acquisitions advisory services. The agreement, which expired on May 31, 1996, provides for an annual General Services fee of $260 to be paid by ULSA. In connection with the Acquisition Agreement and other transactions described in Note 1, Holdings assigned the benefits of the cooperation agreement to UniHolding as of March 31, 1994. During the year ended May 31, 1994, Holdings also billed $ 355 to the Company, representing general and administrative expenses incurred by Holdings in providing certain administrative support on behalf of UniHolding and its subsidiaries, and an additional $69 for various other consulting services provided to the Company; the Company billed Holdings $ 387 related to laboratory management, consulting and financial engineering consulting services.

     During the year ended May 31, 1994, the Company entered into a management services contract with a company owned by the Chairman of UniHolding's Board of Directors. The management contract replaced and superseded his previous employment contract with one of the Company's subsidiaries. The contract provided for an annual payment of SFr. 600 ($476 at year end exchange rate) for a term of 5 years. Under this contract the Company paid SFr. 600 ($470 at average exchange rate) and SFr. 600 ($507 at average exchange rate) for the years ended May 31, 1995 and May 31, 1996 respectively.

     During the year ended May 31, 1995, the Company entered into a management services contract with a company affiliated with a Director of the Company. The Company paid $470 under this contract during the year ended May 31, 1995. As of May 31, 1995, the contract was terminated.

     During the year ended May 31, 1996 the Company made payments for consultancy services to an individual related to a Director of the Company. The Company paid SFr. 600 ($507 at average exchange rate) under this contract during the year ended May 31, 1996.

     Net interest payments made by Holdings to the Company during the years ended May 31, 1996, 1995 and 1994 amounted to $160, $113 and $483, respectively.

      During the year ended May 31, 1996, UniHolding exchanged with Holdings 298,384 shares of UniHolding's Voting Common Stock for 298,384 shares of UniHolding's Non-Voting Common Stock. See Note 6.

     During the year ended May 31, 1996, UniHolding, through UGL, acquired an investment in MISE S.A. and thus acquired rights to certain know-how of a company which may be deemed to be related. See Note 11.


8.   Retained Earnings

     Retained earnings of Swiss subsidiaries are partially restricted by law as to distribution. Restricted amounts (including temporary restrictions) were approximately $3,885 and $2,300 at May 31, 1996 and 1995.


9.   Retirement plans

     All of the Company's Switzerland-based employees, including its executive officers, participate in the legally required pension or retirement plans existing in Switzerland, which are similar to defined contribution plans. All of them are subject to the two pension and retirement plans required under Swiss law. The first such plan is the Assurance Vieillesse et Survivants ("AVS"), a government-administered plan, under which ULSA deducts on a monthly basis 5.05% of employee compensation and pays it to the AVS fund, while itself contributing an additional 5.05% to the fund for each employee's account. The second such

                                    II-F-22
plan is the Prevoyance Professionnelle plan ("LPP"), a company-sponsored plan which is currently administered by an independent insurance company. Under this plan, an amount equal to between 4% and 10% of each employee's compensation, depending on age and sex, is deducted by the Company and paid to each employee's account in the LPP fund, while the Company contributes a like amount to the fund. In addition to the legally required plans, the Company offers to its executive officers and other employees supplemental LPP programs. The Company has no pension or retirement liability other than its obligation to make contributions to the AVS fund and the LPP fund and to see that the appropriate employee amounts are deducted and paid. Total LPP plans expenses (including supplemental programs) for executive officers and other employees was approximately $1,134, $943 and $607 for ULSA for the years ended May 31, 1996, 1995 and 1994 respectively.

     In the United Kingdom, the Company operates various defined optional contribution pension plans and one defined benefit pension plan, with at least one plan open to each full time employee. At May 31, 1996, 93 of its employees participated in the plans. The Company's contribution, which matches that of employees, varies between 2.5% and 10% of each employee's base salary. This contribution is expensed in the period that the cost is incurred. Total pension plan expenses for ULL was approximately $ 290 for the year ended May 31, 1996, $217 for the year ended May 31, 1995, and $125 for the seven-month period to May 31, 1994. The defined benefit pension plan covers 30 employees, and was not materially underfunded at year end.

     The Company does not maintain any plans for other post-employment or post-retirement employee benefits.


10.  Commitments and Contingencies

     The Company is obligated under capital and operating leases for laboratory premises, offices and equipment expiring at various times through 2065. Minimum lease payments for leases that have initial or remaining noncancellable terms in excess of one year approximate :

                            Operating leases      Capital leases
            1997               $   2,939            $    1,574
            1998                   2,478                 1,309
            1999                   1,617                 1,025
            2000                     750                   471
            2001                     579                    30
            thereafter             8,428                    -
                                                    ------------
     Minimum lease payments                              4,409

     Less : amount representing interest                  (438)
     Present value of net minimum                   -------------
      lease payments                                $    3,971
                                                    =============


     Operating  lease  expenses,   which  primarily  relate  to  the  rental  of
buildings, office furniture and equipment, were approximately $3,476, $2,500 and $2,200 for the years ended May 31, 1996, 1995 and 1994 respectively.


                                    II-F-23

     In the normal conduct of its business the Company is party to certain litigation which in the opinion of management would not in the aggregate have a material effect on the financial position or results of operations of the Company.

     Certain key officers have employment agreements which provide for aggregate annual salaries of $1,300 and which include non-competition clauses. In the event that the Company invokes such clauses after termination of the employment agreements, the Company may be obligated, under certain circumstances, to compensate these individuals for differences in salary between the compensation paid to them by the Company on the date of the expiration of the employment agreements and their new annual salaries.

     At the request of an affiliate of Holdings, the Company has deposited 51% of the capital stock of ULSA and 67% of the capital stock of UGL with a bank to be held in safe keeping until a loan to the affiliate in the amount of $7,143 at May 31, 1996 is repaid. The shares deposited with the bank may not be sold or transferred while the loan is outstanding without the consent of the bank.

     In the United Kingdom, JSP has sublet certain leased properties to third parties but retains a contingent liability to pay the rent in the event of default by the assignee. The contingent liability related to assigned property leases is $4,136 as of May 31, 1996.

     In connection with its contract with the North Hertfordshire NHS Trust, which started in December 1994, the Company has committed to make annual minimum payments of $750 over the duration of the contract which is 7 years. As of May 31, 1996, the total commitment therefore amounts to approximately $4,100, which the Company's management believes will be offset by revenues generated by the contract.

     Among the assets of UniHolding deemed to have been acquired by the Company is the contract right to receive from a former subsidiary, Americanino Capital Corporation ("ACC") and/or from the present majority shareholder of ACC, Linford Enterprises Inc., 80% of any appreciation in value of the capital stock of that subsidiary and 80% of any net proceeds from an arbitration being conducted by ACC in connection with its acquisition of certain Italian apparel concerns, net of legal costs, limited to $15,023. While, to the best of the Company's knowledge, ACC appears to have a legitimate claim, there can be no assurance that an award will be rendered in ACC's favor. Therefore, the Company has recorded its rights at present fair value of $ 10 which is estimated to be the amount an unrelated party might presently pay to acquire such rights. Ultimate recovery of this amount is solely dependent upon the Court's award and upon the collection thereof, if any, as to which there can be no assurance at the present time.


11.  Investment in Equity Affiliates

     NDA Clinical Trials Services Inc.

     As of March 1, 1995, the Company entered into a Cooperation Agreement, a License Agreement and a Marketing Agreement (together referred to as the "NDA Agreements") with NDA Clinical Trials Services Inc., a Delaware corporation ("NDA") to provide laboratory testing services to the pharmaceutical industry in clinical evaluations conducted in both the United States and Europe.

     In connection therewith, the Company formed a wholly-owned subsidiary whose only activity is to sell and perform clinical trials services. This subsidiary, Unilabs Clinical Trials Ltd. ("UCT") is based in London (UK), and commenced operations during the year ended May 31, 1996.

                                    II-F-24

     In connection with its decision to expand into the clinical trials business, as of October 16, 1995, the Company entered into a Stock Purchase Agreement and an Option Agreement with NDA. Under these Agreements, the Company acquired 17% of NDA's capital through the purchase of newly-issued shares, together with an option to increase its stake in NDA to 30% on or before May 31, 1998. The consideration for the acquisition of 17% was $1,188 paid in cash at closing. Simultaneously, UCT granted to NDA and NDA's stockholders (excluding the Company), an option to subscribe to new shares of UCT. This option was contingent upon the Company exercising its option on 13% of NDA's equity.

     As of July 23, 1996, the reciprocal options on 13% of NDA's equity and on new shares of UCT were terminated by mutual consent.

     MISE S.A.

     On September 14, 1995, UGL entered into an agreement with Health Strategies Limited, (a Jersey Channel Islands corporation, "HSL", a company which may be deemed to be related to the Company for the reasons mentioned below, and which the Company believes may be deemed to be controlled by a director of Unilab), whereby a new company, MISE S.A. (a British Virgin Islands corporation, "MISE") was formed. UGL invested $3,005 in MISE for 33.3% of the voting rights and for 66.6% of the equity in MISE stock of which $2,005 was paid during the year ended May 31, 1996, and the balance is payable in two installments of $500 each in September 1996 and 1997. HSL owns the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $1,500 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250 by HSL from Medical Diagnositc Management Inc. (a U.S. corporation, "MDM"), which may be deemed to be related to HSL, and, for the reasons mentioned below, may also be deemed to be related to the Company. Further, MISE committed to pay HSL a total of $1,500 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $500 was paid during the year ended May 31, 1996, and the balance is payable in two installments of $500 each in October 1996 and 1997. The fee agreed for the marketing plans also includes support services and customization to European needs. Based upon MDM's representations, MDM's board of directors include two directors or officers of Unilab. Unilab may be deemed to be a related party of the Company by virtue of the $15,000 note due to Unilab in connection with the acquisition of Unilab's 40% investment in UGL on June 30, 1995, which note may under certain circumstances be converted by Unilab into UniHolding Common Stock (see Note 1). None of those two directors or officers of Unilab are directors or officers of UniHolding, and no director or officer of UniHolding has any direct or indirect interest in either of HSL or MDM. The acquisition value of the know-how was determined on MISE's behalf through negotiations between the Company and a director of MDM who is also a director of Unilab, and was agreed upon by the UGL and UniHolding boards of directors. The director of Unilab is HSL's designee to the board of directors of MISE.

     The investment provides the Company access to certain know-how developed by MDM. MDM is a start-up company which is active in the industry of health information services in the U.S., and is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). Its strategy is to be a clinical, financial, administrative and information management intermediary among referring physicians, payers and diagnostic providers. The know-how acquired by MISE from HSL includes, but is not limited to, a certain computerized information system proprietary to MDM. HSL granted to MISE a perpetual license for the use of the MDM know-how and related software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. Both UGL and HSL agreed to use their best efforts to implement the MISE business in Western


                                    II-F-25

Europe and agreed not to compete with MISE in the same territory. The Company, through MISE, intends to market the concept, including the computerized information system, to health insurance companies throughout Europe. The Company believes that such a concept should be particularly useful and applicable in the context of the ongoing deregulation of the health care system and may provide a useful tool to achieve substantial savings in health care costs in several European countries. To accomplish its objectives for MISE, the Company has budgeted additional investments of $200 for each of the fiscal years 1996/97 and 1997/98.

     During the year ended May 31, 1996, MISE had no activity, however, the Company's management is of the opinion that there has been no impairment of its investment, and that operations will start in fiscal year 1997. Accounting principles generally accepted in the U.S. require that know-how and marketing plans such as those purchased by MISE, whether they are purchased from related or unrelated parties, be expensed as incurred. Accordingly, during the year ended May 31, 1996, the Company has recognized a loss from its equity investee of $3,000.


12.  Subsequent Events

     Clinical Trials Division Reorganization

     On July 23, 1996, the Company transferred the assets of its clinical trials division, consisting of 100% of the equity of Unilabs Clinical Trials Limited, 100% of the equity of Pharmasoft SA and 17% of the equity of NDA to a newly formed wholly-owned British Virgin Islands subsidiary, Global Unilabs Clinical Trials Ltd. ("GUCT") in exchange for 217,000 ordinary shares representing all of the issued and outstanding shares of GUCT. After the transaction, GUCT was a wholly-owned subsidiary of UniHolding. The ownership of the 217,000 shares of GUCT was then transferred to UGL at book value.

     The Company intends to offer its shareholders the right to subscribe directly to an increase of the equity of GUCT of up to $8,000. Subject to the successful completion of such offering, the Company's ownership in GUCT may be diluted to approximately 24%.

     Capital Stock Issuance.

     On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $15 per share. The investor received certain antidilution and preemptive subscription rights. The antidilution provisions provide that if the Company issues its Common Stock to repay the $15,000 note owed to Unilab, it will transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor will remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions. The Company has a call right on the shares of the investor at a price of $18 per share, exercisable on or before January 15, 1997.


13.  Supplemental Disclosures of Cash Flow Information

            (in thousands)                     Years ended May 31

                                      1996           1995          1994
                                      ----           ----          ----
     Cash paid during the year for :
     Interest                       $ 3,048       $ 1,845        $1,146
     Income taxes                     2,756         3,682         1,818

     Capital lease obligations of $3,581, $1,391 and $598 were incurred during the years ended May 31, 1996, 1995 and 1994 respectively.

     During the year ended May 31, 1995, a loan from Holdings amounting to $18,000, plus accrued interest of $207, was converted into 827,614 shares of UniHolding's common stock.

     During the year ended May 31, 1996, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP.


                                    II-F-26

14.  Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for the years ended May 31, 1996 and 1995 is as follows (in thousands, except per share data) :


                                            Year ended May 31, 1996

                                      First      Second    Third    Fourth
                                     Quarter    Quarter   Quarter   Quarter
                                     --------   -------   -------   -------

Revenue                               $22,063   $25,612   $23,587   $25,799
Operating income                        1,316     3,441       827     2,855
Income (loss) from continuing
 operations                               804    (2,012)      105       803
Loss on disposition of discontinued
 operation                                 -        -          -         -
Net income (loss)                         804    (2,012)       105       803
Per share data :
Income (loss) from continuing
 operations                            $ 0.12   ($ 0.33)    $ 0.02    $ 0.13
Loss on disposition of discontinued
 operation                                 -         -         -         -
Net income (loss)                      $ 0.12   ($ 0.33)    $ 0.02    $ 0.13

Price range :
High                                   $ 23.50   $ 22.00   $ 17.50   $ 18.00
Low                                    $ 18.00   $ 15.00   $ 13.25   $ 13.25


     The unaudited financial data for the second quarter has been revised from the quarterly report on Form 10-Q previously filed to reflect a $3,000 loss from an equity investee.



                                            Year ended May 31, 1995

                                      First      Second    Third     Fourth
                                     Quarter    Quarter    Quarter   Quarter
                                     --------   -------    -------  --------

Revenue                               $18,229   $20,775    $20,237   $23,302
Operating income                        1,464     3,045      2,278     3,730
Income from continuing operations         182       878        435     1,578
Loss on disposition of discontinued
 operation                                 -       (234)        -         -
Net income                                182       644        435     1,578
Per share data :
Income from continuing operations $ 0.04 $ 0.15 $ 0.07 $ 0.27 Loss on disposition of discontinued
 operation                                 -    ($ 0.04         -         -
Net income                             $ 0.04    $ 0.11     $ 0.07    $ 0.27

Price range :
High                                  $ 23.00   $ 24.50    $ 26.00   $ 25.00
Low                                   $ 21.00   $ 22.00    $ 22.00   $ 20.00


     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share for a year does not equal the total computed for the year due to stock transactions which occurred during the years.



                                    II-F-27

15.  Segment Information

     During the year ended May 31, 1996, the Company expanded its activities in testing performed in relation with clinical trials for the pharmaceutical industry (see Note 11), and therefore distinguishes its core clinical laboratory business (the "Diagnostic Laboratory division") from its clinical trials testing business (the "Clinical Trials division"). In connection therewith, the Company transferred to UCT, as of June 1, 1996, certain clinical trials activities heretofore performed by JSP. Accordingly, for analysis and comparative purposes, the activities conducted by JSP in the clinical trials business during both years have been included under the Clinical Trials division caption.

     Further, during the year ended May 31, 1996, the Company formed a new Healthcare Management Services division, through its investment of $3,005 in MISE and has recognized a loss from such equity investment of the same amount. As explained in further detail elsewhere herein, MISE has recorded a charge of $3,000 to reflect the write-off of its investment in certain know-how and marketing plans in accordance with U.S. generally accepted accounting principles. However, the Company actually believes that there has been no impairment of its investment in its Healthcare Management Services division although such investment has been fully provided for on its balance sheet as of May 31, 1996.

     Following are the key financial data of the respective businesses for purposes of segment information. Such information does not include segment data relating to the Company's investments in unconsolidated affiliates.


                                             Year Ended May 31
                                             1996         1995
                                            ------       ------

Revenues from unaffiliated customers:
     Diagnostic Laboratory division        $92,634      $79,003
     Clinical Trials division                4,427        3,540
     Healthcare Management Services
       division                                 -            -

Operating Profit or Loss:
     Diagnostic Laboratory division         10,270       10,031
     Clinical Trials division               (1,832)         486
     Healthcare Management Services
      division                                  -            -

Identifiable Assets:
     Diagnostic Laboratory division        121,052      133,558
     Clinical Trials division                2,200           NA
     Healthcare Management Services
      division                                  -            -































                                    II-F-28

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information as of September 13, 1996 regarding the directors, executive officers and key management personnel of the Company and its subsidiaries.

Directors and Executive Officers of Registrant, UniHolding:

   Name                Age                Position

Edgard Zwirn           50       Chairman of the Board and Director, President
                                and Chief Executive Officer

Bruno Adam             47       Director and Chief Financial Officer

Enrico Gherardi        48       Director and Secretary

Alessandra
  Van Gemerden         24       Director

Tobias Fenster         50       Director

Paul Hokfelt           42       Executive Vice President and Chief Operating
                                Officer; also Chief Operating Officer, ULL, and
                                Chief Operating Officer, UCT.

Eric Wavre             44       Executive Vice President, Treasurer and Chief
                                Financial and Administrative Officer-European
                                Affairs

Melanie K. Stapp       30       General Counsel - U.S. Affairs*

Key Executive and Managerial Officers of Subsidiaries:

   Name                Age                Position

Joseph Schuler         45       Executive Vice President and Chief Operating
                                Officer, ULSA

Miguel Payro           33       Vice President, UCLE


     *Ms. Stapp resigned her position as of August 30, 1996.



                                     III-1

      Edgard Zwirn has been Chairman and a member of UniHolding's Board of Directors since April 28, 1994. Edgard Zwirn was appointed as Chief Executive Officer of UniHolding on April 26, 1994. He has been Chairman of the Board, President and Chief Executive Officer of Swiss Holdings since 1987. Edgard Zwirn has been the Chairman of the Board of Directors of Holdings since 1993, ULSA since 1989, JSP since 1993, UGL and ULL since its inception deemed November 10, 1993, and UCLE since its inception in December 1991. He has been President of UGL since October of 1993. Edgard Zwirn has been a member of Unilab Corporation's ("Unilab") Board of Directors since November 1993 after having served as a member of the former Unilab's Board of Directors from its formation in November 1988 until he became a director of the present Unilab. He was also director of the predecessor entity of Unilab from December 1986 until November 1988. Mr. Zwirn resigned from the Unilab Board as of June 30, 1995. He has held various senior management positions with companies in Belgium principally in the areas of computer software for medical applications and technical equipment leasing. Previously, he had been a director of IESA Investissements SA from April 1987 to February 1992.

      Bruno Adam has been a member of UniHolding's Board of Directors since April 1994. Bruno Adam is currently the Chief Financial Officer of UniHolding and has been so since May 1994. He has been an Executive Vice President and the Chief Financial Officer of Swiss Holdings since 1988. Bruno Adam has been a Director of Holdings since 1993 and Secretary and CFO of Swiss Holdings since 1988, CFO of ULSA from 1988 to 1993, and a Director of UGL since its inception in November of 1993 to July 1996. Previously, he was employed by Arthur Andersen in their Geneva offices.

      Enrico Gherardi has been a Management and Financial Consultant and continues to consult various companies in Europe on both management and marketing related issues. Enrico Gherardi has been a Director of the Company since June 20, 1994. Enrico Gherardi has been a Director of Team International, Inc., a Massachusetts corporation, since its inception in April 1993. He became Chairman of the Board of Directors of Team International in November 1993. Enrico Gherardi has been a Director of ULL since April 30, 1996, and a Director of ULSA since November 28, 1995. Mr. Gherardi was appointed Secretary of UniHolding in April 1996.

      Alessandra Van Gemerden has been a member of UniHolding's Board of Directors since July 1996. She holds degrees in Management and Psychology, and has had prior experience in public relations and management of investment portfolios. Alessandra Van Gemerden has been a Director of ULL since April 30, 1996.

      Tobias Fenster has been a member of UniHolding's Board of Directors since July 1996. He holds degrees in Industrial Engineering and Business Administration from Stanford University. His previous work experience includes consulting services with Booz Allen & Hamilton, and management of closely-held enterprises in the wood industry and in the computer distribution industry. Tobias Fenster currently is General Manager of ULSP. Mr. Fenster has been a Director of ULL since April 30, 1996.

      Paul Hokfelt was appointed Executive Vice President and COO of UniHolding as of June 1, 1995. Mr. Hokfelt has been Executive Vice President and COO of UGL from November 1993 to July 1996. He has been a Director of UGL from April 1994 to July 1996. He was the General Manager of ULSA from 1989 to 1994. From 1987 to 1989, Paul Hokfelt was a self-employed consultant and the manager of a finance company acquired by Swiss Holdings in 1988. From 1978 to 1987, he held various management positions with various financial institutions, including the Finans Skandic and Barclays Bank groups.


                                     III-2

      Eric Wavre was appointed Executive Vice President and Chief Financial and Administrative Officer-European Affairs of UniHolding as of June 1, 1995. Mr. Wavre has been Executive Vice President and Chief Financial and Administrative Officer of UGL from January 1994 to July 1996. He has been a Director of UGL from April 1994 to July 1996. From 1978 to 1993, Eric Wavre held various management positions at Swiss Bank Corporation in Geneva where he was first hired as a lawyer in the Legal Department in 1978. He then joined the Domestic Credit Department in 1981 and was appointed Senior Vice President in charge of the Commercial Division in 1992, after having been the Senior Vice President at the Luxembourg branch in charge of Logistic, Finance and Commerce Divisions from 1988 to 1990.

      Melanie K. Stapp was General Counsel of UniHolding from May 1994 through August 30, 1996. She was the Secretary of UniHolding from May 1994 to April 1996. Melanie Stapp served as the Manager of UniHolding for its U.S. operations from August 1993 to May 1994. She was President, Secretary, Treasurer and Director of Team International, Inc., a Massachusetts corporation from November 1993 to March 1994. Prior to August 1993, she obtained her Master of Law in International Business and Finance from the University of London and her Juris Doctor from Southern Methodist University. From June 1990 through August 1991, Melanie Stapp was employed by the Federal Depository Insurance Corporation in Dallas where she worked with fellow attorneys in numerous legal matters dealing with state and federal laws and regulations.

     Joseph Schuler was appointed as Executive Vice President and Chief Operating Officer of ULSA in June 1994. From 1989 to 1994, Dr. Joseph Schuler was Executive Vice President of Enzymlabor Dr. H. Weber AG, a laboratory owned by ULSA. He was also the Department Chief of Hematology in the same such laboratory from 1986 to 1989. Dr. Joseph Schuler has also previously worked as a medical doctor in several Swiss hospitals.

      Miguel Payro has been a Vice President in charge of the operations of UCLE since 1994. From 1993 to 1994, he was a Vice President of ULSA. From 1991 to 1993, he was an officer at Holdings. From 1989 to 1991, Miguel Payro was employed by Banque Paribas (Suisse) SA where he was a manager, active in mergers and acquisitions and acquisition financing. From 1986 to 1988, he was Assistant Vice President of Manufacturers Hanover (Suisse) SA in charge of the New Bond Issue and Syndication Department.

      Based solely upon the Company's review of the Forms 3 and 4, and any amendments thereto, furnished to it during its most recent fiscal year and the written representations from each of the person or entities required to file such Forms, only Holdings was required to file a Form 5. Unilabs Holdings SA filed two reports required by Section 16(a) of the Exchange Act late during the most recent fiscal year.








                                     III-3

ITEM 11.   EXECUTIVE COMPENSATION

      From 1991 through April 1994, none of the Company's Directors or Executive Officers were compensated for their services. At present, no Director of the Company is compensated for his services to the Company in such capacity.

      The following table sets forth the annual and long-term compensation paid or accrued by the Company for services rendered in all capacities to UniHolding and its subsidiaries during the last three years of those persons who were at May 31, 1996, (i) the Chief Executive Officer of the Company and (ii) the other three executive officers of the Company whose total annual salary and bonus for the year ended May 31, 1996 exceeded $100,000.


                                     SUMMARY COMPENSATION TABLE (1)
                                                            Long Term Compensation
                                     Annual Compensation             Awards
  Name and
Principal Position         Year       Salary and Bonus($)        Options(#)(6)
------------------         ----      --------------------        -------------

Edgard Zwirn (2)           1996            $ 475,000                 112,821
Chairman of the Board      1995            $ 470,000                  50,000
                           1994            $ 428,000                    -0-

Bruno Adam (3)             1996            $ 380,000                  20,000
Director and CFO           1995            $ 354,000                  10,000
                           1994               -0-                       -0-

Paul Hokfelt (4)           1996            $ 481,000                  30,000
Chief Operating Officer    1995            $ 420,000                  12,500
                           1994            $ 350,000                    -0-

Eric Wavre (5)             1996            $ 406,000                  20,000
Treasurer, CFO-Europe      1995            $ 414,000                   2,500
                           1994            $ 350,000                    -0-


(1) Until May of 1996 and the date hereof, UniHolding did not compensate any of its Directors or Executive Officers. All Directors and Executive Officers are compensated by Company subsidiaries.

(2) Since the fiscal year 1994 Mr. Edgard Zwirn is compensated by the Company's subsidiary, ULSA, through a Management Consulting Agreement providing for a management fee of SFr 600,000 annually (approximately $475,000 as of May 31, 1996) paid to a company wholly-owned by Mr. Zwirn. The management contract replaced his previous employment contract with ULSA.

(3) Mr. Bruno Adam began his employment with ULSA, a subsidiary company, in June 1994.

(4) During the years ended May 31, 1996 and 1995, Mr. Hokfelt was compensated by ULSA and by ULL, whereas in the previous year, he was compensated by ULSA.


                                     III-4

(5) Mr. Eric Wavre began his employment with ULSA, a subsidiary company, in January 1994

(6) The Company has granted such Options to such individuals on August 17, 1995, and July 9, 1996, with such Options so granted not being exercisable until February 17, 1997 and January 9, 1998, respectively.

Pension Benefits

      Other than Mr. Edgard Zwirn, who is compensated through a management contract with a company he owns, all of the named Executive Officers have retirement benefits according to Swiss law. Under this system, amounts ranging from 9% and 15% of each employee's compensation, depending on age and sex, is deducted by the Company and paid to the Swiss social security and to each employee's account in a fund managed by an independent insurance company, while the Company contributes like amounts. In addition to the legally required plans, the Company offers to its executive officers and other employees supplemental retirement programs, based upon a defined contribution system. During the year ended May 31, 1996, the Company's contribution to the supplemental retirement programs of the named Executive Officers averaged approximately $30,000 for each. Upon termination of employment contracts, the total employer contribution may be transferred to new pension plans. Relative to its Executive Officers, the Company has no other pension or retirement liability and has no unfunded liability.

Employment Agreements

      Mr. Bruno Adam's employment agreement does not contain any special clause other than a notice period of 12 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon Company performance or results.

      Mr. Paul Hokfelt's employment agreement does not contain any special clause other than a notice period of 12 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon Company performance or results.

      Mr. Eric Wavre's employment agreement does not contain any special clause other than a notice period of 6 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon Company performance or results.

      The Board of Directors of the Company may award bonuses or incentive pay to employees during the year at their discretion.

      During the year ended May 31, 1996, the Company made payments for consultancy services to an individual related to Mr. Gherardi, a Director of the Company. The Company paid SFr. 600,000 ($475,000) under this contract during the year ended May 31, 1996.




                                     III-5

Stock Options

     The Company amended its Stock Option Plan dated June 28, 1994 whereby options may be granted to directors, key officers or management personnel of the Company or any of its subsidiaries or affiliates. The aggregate number of shares available for issuance under such Plan is 500,000 shares of the Company's common stock each year. The Administrator, acting in agreement with a majority of the Board, determines the number of shares which shall be subject to each Option, the time or times when such Option(s) shall be granted, the exercise date(s) of such Option(s), and the exercise price of each Option, but not less than 100% of the fair market value of the common stock on the date of granting such Option. This Plan will expire as of June 28, 2004.

      On August 17, 1995, the Company implemented its amended Stock Option Plan with the grant of 163,750 shares of common stock to certain of its personnel. The options so granted are exercisable beginning in February 1997.

      On July 9, 1996, a total of 357,142 additional options were granted. These options are all exercisable beginning in January 1998.

      The options granted by the Company to its Executive Officers named in the Summary Compensation Table for the year ended May 31, 1996, are as follows:

                                      Option Grants for Last Fiscal Year

 Executive          Options    Percent of     Exercise      Expiration      Potential           Potential
     Name           Granted   Total Options   or Base          Date     realization value   realization value
                               Granted to      Price                         at 5%($)           at 10%($)
                               Employees
-----------        ---------   -----------   ----------    -----------    --------------     ---------------

Edgard Zwirn         112,821       31%        $ 16.00       6-28-2004        $ 576,121         $ 1,492,707

Bruno Adam            20,000        6%        $ 16.00       6-28-2004        $ 102,130         $   264,615

Paul Hokfelt          30,000        8%        $ 16.00       6-28-2004        $ 153,195         $   396,923

Eric Wavre            20,000        6%        $ 16.00       6-28-2004        $ 102,130         $   264,615


      In addition, on July 9, 1996, the Company granted Mr. Enrico Gherardi, a Director, an option for 112,821 shares of common stock at a price of $ 16.00 per share exercisable on or after January 9, 1998.

The aggregate number of options granted to date by the Company to the above named executives are as follows:

Executive Name      Fiscal Year 1995    Fiscal Year 1996    Aggregate Options
--------------      ----------------    ----------------    -----------------

Edgard Zwirn             50,000              112,821              162,821
Bruno Adam               10,000               20,000               30,000
Paul Hokfelt             12,500               30,000               42,500
Eric Wavre                2,500               20,000               22,500
Enrico Gherardi          50,000              112,821              162,821



                                      III-6

     The options granted in fiscal year 1995 will become exercisable on or after February 17, 1997, while those issued in fiscal year 1996 will become exercisable on or after January 9, 1998. None of the options granted are in the money.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DIRECTORS

      As of September 13, 1996, there were issued and outstanding 6,455,502 shares of Common Stock, the only class of voting securities of the Company. Each share of Common Stock entitles its holder to one vote, with the exception of 168,000 shares of Common Stock held in treasury by the Company, and 298,384 non-voting shares. Thus, the Company has 5,989,118 shares of Common Stock presently with voting rights.

      The following table sets forth, as of August 20, 1996, the name and address of each person who is known to the Company to be the beneficial owner of more than 5% of the Company's currently issued and outstanding Common Stock and the amount and nature of beneficial ownership and percent of class owned by each such person, as well as information with respect to the Company's Common Stock owned beneficially by each director and by all directors and executive officers as a group. Except as noted below, each person has full voting and investment power over the shares indicated.

     Name and Address                       Number of           Percent of
    of Beneficial Owner                 Outstanding Shares     Class (1)(2)
    -------------------                 -------------------    ------------

Unilabs Holdings SA                          2,424,979             37.6%
53rd Street
Urbanizacion Obarrio Torre
Swiss Bank
Sixteenth Floor
Panama

Edgard Zwirn (3)                             2,561,266             39.7%
28, Chemin Bellefontaine
1223 Cologny
Switzerland

All Officers and Directors                   3,054,278             47.3%
as a group (4)

SBC Equity Partner
1, Europastrasse                           298,384 voting           4.6%
8152 Opfikon                             298,384 non-voting         4.6%
Switzerland

Morgan Stanley & Co. Inc.                      333,333              5.2%
1585 Broadway
New  York,   New  York 10036




                                     III-7

(1) Percent of Class is calculated by dividing the number of currently issued and outstanding shares held by such beneficial owner by the total number of currently issued and outstanding shares of the Company.

(2) The named beneficial owners have sole voting and investment power with respect to the listed shares, except as otherwise indicated in the footnotes below.

(3) Edgard Zwirn may be deemed to be the beneficial owner of 2,424,979 shares by virtue of his position as Chairman of the Board of Unilabs Holdings SA, a Switzerland corporation ("Swiss Holdings") which is the parent of Unilabs Holdings SA (Panama). However, Mr. Zwirn disclaims beneficial ownership of such shares except for 22.3% thereof, his proportionate ownership of Swiss Holdings or 540,770 shares. He directly owns 136,287 shares of the Common Stock of the Company. Mr. Zwirn has the right to acquire an additional 50,000 shares of common stock pursuant to an option granted by the Company on August 17, 1995 and exercisable in February 1997, and 112,821 shares of common stock pursuant to an option granted by the Company on July 9, 1996 and exercisable in January 1998.

(4) Of the officers and directors as a group, Edgard Zwirn may be deemed to beneficially own 2,561,266 shares of the Company's Common Stock. Enrico
Gherardi, a Director, is deemed to beneficially own 202,875 shares of the Company's Common Stock. Mr. Gherardi has the right to acquire 50,000 shares of common stock of the Company pursuant to an option granted by the Company on August 17, 1995 and exercisable in February 1997, and 112,821 shares of common stock pursuant to an option granted by the Company on July 9, 1996 and exercisable in January 1998. On August 17, 1995, the Company granted options to its executive officers totaling 27,500 shares of common stock of the Company exercisable in February of 1997. On July 9, 1996, the Company granted options to its executive officers totaling 70,000 shares of common stock of the Company exercisable in January of 1998. Alessandra Van Gemerden, a Director, is deemed to beneficially own 290,125 shares of the Company's Common Stock; however, Ms. Van Gemerden disclaims beneficial ownership of such shares except for 90,125 thereof.

      Three Swiss pension funds, Retraites Populaires, Caisse de Pensions de l'Etat de Vaud and Caisse Intercommunale de Pensions, acquired 579,038 shares, or approximately then 9.97% of the Company's common stock in 1994. However, no one fund owns over 5% individually and each pension fund maintains its own voting power and control.










                                     III-8

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS

      The following sets forth certain relationships among beneficial shareholders, executive officers and directors of the Company, in particular, the relationship between Mr. Zwirn and Mr. Adam as Executive Officers and Directors of UniHolding, Swiss Holdings and Holdings.

       The acquisition of March 31, 1994, whereby the Company acquired 60% of UGL and 100% of UCLE from Holdings with an option to purchase Holdings' majority interests in its Italian and Spanish operating subsidiaries is considered a related party transaction. Pursuant to the Acquisition Agreement, Holdings assigned to the Company its rights and obligations under the Stockholders' Agreement with Unilab concerning UGL. In connection with the acquisition of 40% of UGL from Unilab on June 30, 1995, such Stockholders' Agreement was terminated.

      During fiscal 1994, UGL acquired some of the minority interests in ULSA from Holdings through an offset of receivables from Holdings (aggregating approximately $10 million) against payables to Holdings. UGL thereafter owned 86% of ULSA.

       On June 22, 1994, the Board of Directors of the Company determined that it would be in the best interest of the Company to accelerate the payment of the $18 million Promissory Note (the "Note") to Holdings with shares of the Company's common stock in lieu of cash. The terms of the Note required payment of principal and interest (accruing at 5% per annum), in cash or shares, over five years with the first installment being due March 31, 1995. Holdings accepted early payment of the Note in shares of the Company's common stock in lieu of cash. Further, Holdings agreed that such payment would be calculated on the basis of $5.50 per share (pre reverse split). Accordingly, the Company issued 3,310,455 (pre reverse split) shares of common stock valued at $5.50 (pre reverse split) per share to Holdings (equivalent to the principal and accrued interest of $18,207,500 as of June 22, 1994) in consideration for the cancellation of the Note.

      During the year ended May 31, 1995, the Company acquired from Holdings (a) 186 additional shares of ULSA for a consideration of $1,800,000 paid in cash, and (b) the Italian and Spanish laboratory operations for a consideration of $7,342,000 represented by two promissory notes subsequently offset against advances.

      ULSA previously entered into a Cooperation Agreement dated March 25, 1992 with Holdings covering (i) the use of the Unilabs logo and provision of financial and market research advisory services to ULSA ("General Services") and
(ii) mergers and acquisitions advisory services. The agreement, which expired on May 31, 1996, provides for an annual General Services fee of $238,000 payable by ULSA. The Cooperation Agreement was assigned to and assumed by UniHolding pursuant to the Acquisition Agreement. Holdings also billed ULSA an additional $355,000 for general and administrative expenses and $282,000 as a finders fee in relation to the acquisition of JSP during fiscal year 1994. The Company also billed Holdings $387,000 relating to laboratory management and consulting services in fiscal 1994. The management fees paid to Holdings by the Company provided for, among other things, the services of Mr. Bruno Adam up to May 31, 1994.

      In December 1993, the Company extended a loan of approximately $2.9 million to Holdings bearing interest at an annual rate of 3.375% which was subsequently canceled by the Company on March 31, 1994, in partial consideration for the acquisition of the European clinical testing companies.




                                     III-9

      Edgard Zwirn, as CEO of the Company, is compensated for his services through and pursuant to a Management Consulting Agreement between a subsidiary of the Company, ULSA, and Maruca SA, a company which is wholly-owned by Mr. Zwirn. The agreement requires an annual payment of SFr 600,000 ($476,000 as of May 31, 1996) for a term of five years which commenced as of June 1, 1993.

      During the year ended May 31, 1995, the Company entered into a management services contract with a company which is affiliated with Mr. Gherardi, a Director of the Company. The Company paid SFr. 600,000 ($470,000) under this contract during the year ended May 31, 1995. As of May 31, 1995, the contract was terminated. During the year ended May 31, 1996, the Company made payments for consultancy services to an individual related to Mr. Gherardi, a Director of the Company. The Company paid SFr. 600,000 ($507,000) under this contract during the year ended May 31, 1996.

     During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900,000, the fair market value of such shares which was less than the cost of such shares to Holdings. The Company also purchased 13,000 shares of UniHolding's common stock for $217,000.

     On September 14, 1995, UGL entered into an agreement with HSL, a company which may be deemed to be related to the Company for the reasons mentioned below, and which the Company believes may be deemed to be controlled by a director of Unilab, whereby a new company, MISE S.A. (a British Virgin Islands corporation, "MISE") was formed. UGL invested $3,005,000 in MISE for 33.3% of the voting rights and for 66.6% of the equity in MISE stock of which $2,005,000 was paid during the year ended May 31, 1996, and the balance is payable in two installments of $500,000 each in September 1996 and 1997. HSL owns the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $1,500,000 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250,000 by HSL from MDM, which may be deemed to be related to HSL, and, for the reasons mentioned below, may also be deemed to be related to the Company. Further, MISE committed to pay HSL a total of $1,500,000 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $500,000 was paid during the year ended May 31, 1996, and the balance is payable in two installments of $500,000 each in October 1996 and 1997. The fee agreed for the marketing plans also includes support services and customization to European needs. Based upon MDM's representations, MDM's board of directors include two directors or officers of Unilab. Unilab may be deemed to be a related party of the Company by virtue of the $15,000,000 note due to Unilab in connection with the acquisition of Unilab's 40% investment in UGL on June 30, 1995, which note may under certain circumstances be converted by Unilab into UniHolding Common Stock. None of those two directors or officers of Unilab are directors or officers of UniHolding, and no director or officer of UniHolding has any direct or indirect interest in either of HSL or MDM. The acquisition value of the know-how was determined on MISE's behalf through negotiations between the Company and a director of MDM who is also a director of Unilab, and was agreed upon by the UGL and UniHolding boards of directors. The director of Unilab is HSL's designee to the board of directors of MISE.

      Following is a list of entities which are affiliated with the Company:

     Holdings. Swiss Holdings owns 100% of Holdings. Edgard Zwirn is Chairman. Bruno Adam is Director, Secretary and Chief Financial Officer of Holdings. On May 31, 1996, the Company has an intercompany receivable of $4.7 million due from Holdings.

      Swiss Holdings. Edgard Zwirn is Chairman of the Board of Directors of Swiss Holdings and, together with certain members of his immediate family, he owns 22.3% of the voting and equity interests in Swiss Holdings. Bruno Adam is Executive Vice President and Chief Financial Officer of Swiss Holdings.


                                     III-10

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                Page No.


FINANCIAL STATEMENTS AND SCHEDULES:

1. Financial Statements - See Index to Financial Statements
     at ITEM 8.............................................      II-F-1

2. Financial Statement Schedule will be filed as an amendment to the Annual Report within 5 days.

     An Independent Auditor's Report will accompany the above amendment to the Annual Report not later than 5 days.

EXHIBITS:

The information  required pursuant to Item 601 of Regulation
S-K is incorporated by reference to the Exhibit Index of this
report.......................................................      IV-3


REPORTS ON FORM 8-K:

1. Current Report on Form 8-K dated August 3, 1995
      Reporting on Item 5

                              EXHIBIT INDEX

Exhibit No.                  Description                 Tab No.

      2.1     NDA Clinical Trial Services Inc. Stock        2
              Purchase Agreement, dated as of September
              27, 1995
      2.2     Cancellation of Option Agreement between      2
              NDA Clinical Trial Services Inc. and
              UniHolding Corp. dated as of September
              27, 1995, and of UCT Option Agreement
              between NDA Clinical Trial Services Inc.
              and Others and Unilabs Clinical Trials
              Ltd. and UniHolding Corp. dated as of
              September 27, 1995
      2.3     Share Exchange Agreement by and between       2
              UniHolding Corporation and Global Unilabs
              Clinical Trials Ltd.
      2.4     Assignment of GUCT Share Interests            2
      3.1     Amended Certificate of Incorporation of       3
              UniHolding Corporation (filed in paper
              under Form SE)
      3.2     Bylaws of UniHolding Corporation              3
     10.1     Memorandum of Agreement between Health       10
              Strategies Ltd. and Unilabs Group Ltd.
     10.2     Stock Purchase Agreement between             10
              UniHolding Corporation and Unilabs
              Holdings SA
     10.3     Amended Stock Option Plan                    10
      21      Subsidiaries of Registrant                   21
      27      Financial Data Schedule                      27

                                SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UniHolding Corporation



Date:  9-30-96                                     By: /s/ Bruno Adam
                                                       Bruno Adam
                                                       Treasurer/CFO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Edgard Zwirn                               Date:  9-30-96
      Edgard Zwirn
      CEO and Director


By: /s/ Bruno Adam                                  Date:  9-30-96
     Bruno Adam
     CFO, Treasurer and Director


By: /s/ Enrico Gherardi                             Date:  9-30-96
      Enrico Gherardi
      Director and Secretary


By: /s/ Alessandra Van Gemerden                     Date:  9-30-96
       Director


By: /s/ Tobias Fenster                              Date:  9-30-96
       Director