Form 10-K/A
period 1996-05-31
UNIHOLDING CORP
filed 1996-10-07
CIK 354199

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     INDEX

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

                                                            Page No.
                                                            --------

Financial Statements and Schedules:

Independent Auditor's Report.........................           3

Financial Statement Schedule.........................           4



Signatures...........................................           5

                                                Richard A. Eisner & Company, LLP
                                                     Accountants and Consultants






                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
UniHolding Corporation
New York, New York

     We have audited the financial statements of UniHolding Corporation and subsidiaries as at May 31, 1996 and May 31, 1995, and for each of the three years in the period ended May 31, 1996 referred to in our report dated September 26, 1996 which are included in the Company's Form 10-K. In connection with our audits of these financial statements, we audited the financial statement schedule listed under Item 14. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Richard A. Eisner & Company, LLP

New York, New York
September 26, 1996








                 575 Madison Avenue, New York, N.Y. 10022-2397
                Member of Summit International Associates, Inc.

    New York, NY     Melville, NY      Cambridge, MA      Florham Park, NJ


                                            UNIHOLDING CORPORATION AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS                                       SCHEDULE II
                                                      (Dollars in thousands)


                                                                             Additions
                                Balance at       Charged to                  Charged to                         Effect of Balance at
                                Beginning        Costs and                     Other                            Currency      End of
                                of Period         Expenses        Other       Accounts        Deductions        Changes       Period
                               ------------      -----------     -------     -----------      ----------        --------      ------


Year Ended May 31, 1994
  Allowance for doubtful
  accounts                         $539              $377        $836(1)           $0            $607              $6         $1,151

  Deferred tax on loss
  carryforwards                     770               183           0               0             215               7            745

Year Ended May 31, 1995
  Allowance for doubtful
  accounts                       $1,151              $535         $21(2)           $0            $408            $158         $1,457

  Deferred tax on loss
  carryforwards                     745                 0           0               0             312              77            510

Year Ended May 31, 1996
  Allowance for doubtful
  accounts                       $1,457(3)           $743          $0              $0            $605            ($95)        $1,500

  Deferred tax on loss
  carryforwards                     510                 0           0               0             173              59            396


(1)  allowance for doubtful accounts of JSP, acquired in November 1993.
(2)  allowance for doubtful accounts of ULSP and IMT, acquired on May 31, 1995.
(3) total allowance for doubtful accounts of $1,901 as disclosed in the balance sheet as of May 31, 1995, included $444 of allowance on long-term notes receivable, not included above, and classified separately in the balance sheet as of May 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UniHolding Corporation


Date:  10-4-96                                    By: /s/ Bruno Adam
                                                      Bruno Adam
                                                      Treasurer/CFO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Edgard Zwirn                             Date:  10-4-96
     Edgard Zwirn
     CEO and Director

By:  /s/ Bruno Adam                               Date:  10-4-96
     Bruno Adam
     CFO, Treasurer and Director

By:  /s/ Enrico Gherardi                          Date:  10-4-96
     Secretary and Director

By:  /s/ Alessandra Van Gemerden                  Date:  10-4-96
     Director

By:  /s/ Tobias Fenster                           Date:  10-4-96
     Director