Form 10-Q/A
period 1995-11-30
UNIHOLDING CORP
filed 1996-10-17
CIK 354199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       November 30, 1995

                            -------------------------
                          COMMISSION FILE NUMBER O-9833
                            -------------------------

                             UNIHOLDING CORPORATION
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)


               Delaware                             58-1443790
     --------------------------            ---------------------------
      (State or jurisdiction of           (IRS Employer identification
   incorporation or organization)                    Number)


96 Spring Street, New York, New York                   10012
-------------------------------------                -----------
(Address of principal executive offices)             (Zip Code)

                                 (212) 219-9496
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 10, 1996, there were 6,124,432 shares of Common Stock, par value $0.01 per share, of the Registrant's outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
           Form 10-Q for the Quarterly Period Ended November 30, 1995


                                      INDEX



Part I   -  FINANCIAL INFORMATION:

  Item 1. Financial Statements

  Consolidated Balance Sheets - November 30, 1995
  and May 31, 1995

  Consolidated Statements of Operations Three month and six month periods ended November 30, 1995 and 1994

  Consolidated Statements of Cash Flows Six month periods ended November 30, 1995 and 1994

  Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations



  Signatures

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


               ASSETS                         November 30, 1995    May 31, 1995
                                              -----------------    ------------
                                                (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                        $  2,427           $ 16,939
Accounts receivable, net of allowance for
  doubtful accounts                                18,118             17,890
Due from related companies                          1,005                124
Inventories                                         1,890              1,867
Prepaid expenses                                    2,338              2,921
Other current assets                                1,252              1,413
                                                 --------           ---------
     Total current assets                          27,030             41,154
                                                 --------           ---------
NON-CURRENT ASSETS:
Long-term notes receivable                          3,501              2,815
Intangible assets, net                             57,268             55,654
Property, plant and equipment, net                 32,196             33,511
Investment in equity affiliates                     1,738               --
Other assets, net                                     458                424
                                                 --------           ---------
     Total non-current assets                      95,161             92,404
                                                 --------           ---------
                                                 $122,191           $133,558
                                                 ========           =========


See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY          November 30, 1995   May 31, 1995
                                              -----------------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES:
Bank overdrafts                                     $6,042             $6,501
Lease payable, short-term portion                    1,097              1,021
Payable to related parties                              54                338
Trade payables                                       5,927              4,854
Accrued liabilities                                  5,290              4,997
Long-term debt, current portion                     19,838              4,378
Taxes payable, current portion                       3,808              2,751
                                                -----------        -----------
     Total current liabilities                      42,056             24,840
                                                -----------        -----------
NON-CURRENT LIABILITIES:
Lease payable, non-current                           1,925              1,386
Long-term debt, non-current                         34,327             32,662
Taxes payable, long-term portion                       192                195
Deferred taxes                                       4,094              4,534
                                                -----------        -----------
     Total non-current liabilities                  40,538             38,777
                                                -----------        -----------
     Total liabilities                              82,594             63,617
                                                -----------        -----------
MINORITY INTERESTS                                   5,950             32,064
                                                -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common  stock,  $0.01 par  value;
 authorized 20,000,000  shares;  issued
 and outstanding 5,959,682 at November 30,
 1995 and 6,060,182 at May 31, 1995                    245                242
Additional paid-in capital                          32,244             31,008
Cumulative translation adjustment                        -              1,174
Retained earnings                                    4,245              5,453
                                                 -----------       -----------
                                                    36,734             37,877
Less - cost of  163,000  and -0-  shares of
 Common  Stock  held in  treasury  at
 November 30, 1995
 and May 31, 1995, respectively                    (3,087)                 -
                                                 -----------       -----------
     Total stockholders' equity                     33,647             37,877
                                                 -----------       -----------
                                                  $122,191           $133,558
                                                 ===========       ===========



See notes to financial statements

          UNIHOLDING CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Dollars in thousands, except per share data)


                                              Three Months ended        Six Months ended
                                                  November 30              November 30
                                           ----------------------    ---------------------
                                                1995        1994        1995        1994
                                           ----------------------    ---------------------
REVENUE                                      $ 25,612    $ 20,775    $ 47,675    $ 39,004
Operating expenses:
  Salaries and related charges                 10,253       8,148      20,216      16,366
  Supplies                                      3,903       3,611       7,360       7,062
  Other operating expenses                      6,011       4,226      11,227       7,679
  Depreciation and amortization of
   tangible assets                              1,395       1,252       2,921       2,401
  Amortization of intangible assets               609         493       1,194         987
                                             --------    --------    --------    --------
OPERATING INCOME                                3,441       3,045       4,757       4,509

Interest expense, net                            (623)       (317)     (1,096)       (775)
Equity in loss of affiliates                   (3,005)       --        (3,005)       --
Other, net                                       (545)       --           134         (57)
                                             --------    --------    --------    --------
Income (loss) before taxes and
 minority interests                              (732)      2,728         790       3,677
Tax provision                                    (783)       (872)     (1,186)     (1,288)
                                             --------    --------    --------    --------
Income (loss) from continuing operations
  before minority interests                    (1,515)      1,856        (396)      2,389

Minority interests in income of
  continuing operations                          (497)       (978)       (812)     (1,329)
                                             --------    --------    --------    --------
Income (loss) from continuing operations       (2,012)        878      (1,208)      1,060
Loss on disposition of discontinued
  operation, net of tax benefit of $195
  and minority interests of $220                 --          (234)       --          (234)
                                             --------    --------    --------    --------
NET INCOME (LOSS)                            $ (2,012)   $    644    $ (1,208)   $    826
                                             ========    ========    ========    ========
Weighted average common shares outstanding  6,026,218   5,810,183   6,051,353   5,710,688
Earnings per share of common stock
  Net income (loss) from continuing
   operations                                $  (0.33)   $   0.15    $  (0.20)   $   0.19
  Loss on disposition of discontinued
   operation                                     --      $  (0.04)       --      $  (0.04)
  Net income (loss)                          $  (0.33)   $   0.11    $  (0.20)   $   0.14



See notes to financial statements

           UNIHOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands)


                                                                  Six Months ended
                                                                     November 30
                                                                 -----------------
                                                                 1995         1994
                                                               -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ (1,208)   $    826
Adjustments to reconcile net income to net cash
  provided by operations:
Equity in loss of affiliates                                     3,005          --
Minority interests in income                                       812       1,109
Depreciation and amortization of tangible assets                 2,921       2,401
Amortization of intangible assets                                1,194         987
Other non-cash expenses                                             (5)         --
Net changes in assets and liabilities, net of acquisitions:
  (Increase) Decrease in accounts receivable                      (625)       (146)
  (Increase) Decrease in inventories                               (57)        792
  (Increase) in prepaid expenses                                   576       1,239
  (Increase) Decrease in other assets                             (470)        491
  Increase (Decrease) in trade payables                          1,229      (2,628)
  Increase (Decrease) in accrued liabilities                       403      (1,242)
  Increase (Decrease) in reserve for taxes                       1,098      (1,007)
  Increase (Decrease) in deferred taxes                           (506)        442
                                                               -------      -------
Net cash provided by operating activities                        8,367       3,264
                                                               -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of share capital                     1,240          --
Repayment of long-term debt                                       (888)        (75)
Cash proceeds from long-term debt                                  565         657
Proceeds (reimbursement) from (of) bank overdrafts                (228)      1,378
Dividend paid to minority shareholders                             (34)        (23)
Proceeds (repayment) of lease debt                                 690         279
Payment for purchase of treasury stock                          (3,087)         --
                                                               -------      -------
Net cash provided by (used in) financing activities             (1,742)      2,216
                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchases of property and equipment               ($ 2,916)   ($ 2,396)
Loans and advances (to) from affiliates,
  related companies and shareholders                            (2,196)       (694)
Payment for purchase of interest in subsidiaries               (16,025)       (992)
Payment for purchase of intangible assets                         (162)     (1,834)
Proceeds from sale of assets                                       210         760
                                                              --------    --------
Net cash used in investing activities                          (21,089)     (5,156)
                                                               -------      -------

Effect of exchange rate changes on cash                            (48)         61

Net increase (decrease) in cash and cash equivalents           (14,512)        385
Cash and cash equivalents, beginning of year                    16,939       1,095
                                                              --------    --------

Cash and cash equivalents, end of period                      $  2,427    $  1,480
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

     On March 31, 1994 UniHolding issued 13,103,459 (pre-reverse split) shares (65.75%) of its common stock, a promissory note in the amount of $18,000 and canceled a debt in the amount of $2,900 in exchange for 60% of the capital stock of Unilabs Group Limited ("UGL"), 100% of the capital stock of Uni Clinical Laboratories UCL Engineering SA ( UCLE ), and options to acquire certain laboratory operating companies in Spain and Italy from Unilabs Holdings SA, a Panama corporation, ( Holdings ) pursuant to a stock exchange agreement between UniHolding and Holdings.

     UGL was formed pursuant to a Stock Purchase Agreement dated January 19, 1993 among Unilab Corporation ( Old Unilab ), MetCal, Inc. (now known as Unilab Corporation ) and Holdings. Pursuant to the agreement, which closed on November 10, 1993, Holdings contributed 70% of Unilabs SA, a Swiss corporation ( ULSA ), subject to the assumption by Unilab Corporation from UGL of a liability of $21,000 to Holdings and Unilab Corporation contributed 100% of the capital stock of JS Pathology plc ("JSP") in exchange for 60% and 40%, respectively, of the capital stock of UGL. Subsequent to November 10, 1993, Holdings and Unilab agreed upon an increase in the relative value of Holdings' original contribution by approximately $4,100. Accordingly, UGL issued a note in this amount to Holdings. JSP was subsequently transferred to United Laboratories Limited ("ULL"), a newly formed United Kingdom corporation and 100% subsidiary of UGL, in a reorganization which is deemed to have occurred as of November 10, 1993.

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

     As of June 30, 1995, UniHolding and UGL entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $ 30,000. The consideration was paid $ 13,000 in cash, $ 2,000 through the assumption of a debt from Unilab to JSP, and $ 15,000 in the form of a one-year, interest-bearing promissory note. The interest on the $ 15,000 promissory note is the greater of (i) 10% and (ii) the 3-month LIBOR rate on the business day immediately preceding the first day of a calendar quarter plus 3.25%. Such interest started accruing on January 1, 1996. The agreement provides that if the note is still unpaid six months after its due date, it shall be converted into shares of UniHolding's common stock. In accordance with the agreements between Unilab and the Company, both parties must in such an instance, so long as all interest accrued on the $ 15,000 note have been fully paid, use their respective reasonable efforts to agree upon a mutually acceptable resolution. If such a mutually acceptable resolution is not found, the amount of principal and accrued unpaid interest shall be converted on January 1, 1997 into UniHolding Common Stock at 75% of then market price. Until such time as the note is paid either in cash or in UniHolding Common Stock, the UGL shares so acquired remain in escrow. The acquisition of the minority interest in UGL was accounted for as a purchase and the excess of the purchase price over the fair value, which approximates the carrying value, of the assets acquired, $ 3,301, was allocated to goodwill.

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

3.   Net Income (Loss) Per Share

     Net income (loss) per share is computed by dividing net income or net loss by the weighted average number of common shares outstanding.

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

6.   Supplemental Disclosure of Cash Flow Information

                                Six months ended November 30
                                ----------------------------
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

9.   Investment in new venture

     On September 14, 1995, UGL entered into an agreement with Health Strategies Limited (a Jersey, Channel Islands, corporation, "HSL", a company which may be deemed to be related to the Company for the reasons mentioned below, and which the Company believes may be deemed to be controlled by a director of Unilab), whereby a new company, MISE S.A. (a British Virgin Islands corporation, "MISE") was formed. UGL invested $ 3,005 in MISE for 33.3% of the voting rights and for 66.6% of the equity in MISE stock, of which $ 2,005 was paid during the period, and the balance is payable in two installments of $ 500 each in September 1996 and 1997. HSL owns the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $ 1,500 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $ 250 by HSL from Medical Diagnostic Management Inc. (a U.S. corporation, "MDM"), which may be deemed to be related to HSL, and, for the reasons mentioned below, may also be deemed to be related to the Company. Further, MISE committed to pay HSL a total of $ 1,500 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $ 500 was paid during the period, and the balance is payable in two installments of $ 500 each in October 1996 and 1997. The fee agreed for the marketing plans also includes support services and customization to European needs. Based upon MDM s representations, MDM's board of directors include two directors or officers of Unilab. Unilab may be deemed to be a related party of the Company by virtue of the $ 15,000 note due to Unilab in connection with the acquisition of Unilab's 40% investment in UGL on June 30, 1995, which note may under certain circumstances be converted by Unilab into UniHolding Common Stock. None of those two directors or officers of Unilab are directors or officers of UniHolding, and no director or officer of UniHolding has any direct or indirect interest in either of HSL or MDM. The acquisition value of the know-how was determined on MISE's behalf through negotiations between the Company and a director of MDM who is also a director of Unilab, and was agreed upon by the UGL and UniHolding boards of directors. The director of Unilab is HSL's designee to the board of directors of MISE.

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

     During the period, MISE had no activity, however the Company's management is of the opinion that there has been no impairment of its investment, and that operations will start in fiscal year 1997. Accounting principles generally accepted in the U.S. require that know-how and marketing plans such as those purchased by MISE, purchased from either related or unrelated parties, be expensed as incurred. Accordingly, during the period, the Company has recognized a loss from its equity investee of $ 3,000.


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

     Further, on December 15, 1995, the Company announced its intent to effect a spin-off of its clinical trials business through a distribution to its shareholders. Had such spin-off been effected as of June 1, 1995, the Company would have recorded the following pro forma results for the six months ended November 30, 1995 (unaudited):

Revenue                                $ 47,675

Operating income                          5,355

Net loss                               $   (776)

Per share                              $  (0.13)



     A summary of the consolidated balance sheet giving pro forma effect to the spin-off as if it had occurred on June 1, 1995 is as follows (unaudited):

Current assets                         $ 26,539

Other assets                             93,620
                                       --------
                                       $120,159
                                       ========

Current liabilities                    $ 41,474

Other liabilities                        40,538

Minority interests                        5,950

Stockholders' equity                     32,197
                                       --------
                                       $120,159
                                       ========

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



                                                Three Months ended
                                                November 30, 1994
                                         ----------------------------------------     Three Months ended
                                         As Reported     Adjustments     Pro Forma      November 30, 1995
                                         ---------------------------------------------------------------
REVENUE                                     $20,775                      $20,775           $   $25,612
Operating expenses:
  Salaries and related charges                8,148                        8,148                10,253
  Supplies                                    3,611                        3,611                 3,903
  Other operating expenses                    4,226                        4,226                 6,011
  Depreciation                                1,252                        1,252                 1,395
  Amortization                                  493             25           518                   609
                                            --------        --------     ---------            ---------
OPERATING INCOME                              3,045            (25)        3,020                 3,441

Interest expense, net                          (317)          (415)         (732)                 (623)
Equity in loss of affiliates                     --             --            --                (3,005)
Other, net                                       --             --            --                  (545)
                                            --------        --------     ---------            ---------
Income (loss) before taxes and
 minority interests                           2,278)          (440)        2,288                  (732)
Tax provision                                  (872)           222          (650)                 (783)
                                            ---------     -----------   -----------          -----------
Income (loss) from continuing operations
  before minority interests                   1,856           (218)        1,638                (1,515)

Minority interests in income of
  continuing operations                        (978)           377          (601)                 (497)
                                            --------        --------     ---------            ---------
Income (loss) from continuing operations        878            159         1,037                (2,012)
Loss on disposition of discontinued
  operation, net                               (234)            --          (234)                   --
                                            --------        --------     ---------            ---------
NET INCOME (LOSS)                           $   644         $  159        $  803               $(2,012)
                                            ========        ========     =========            =========

Weighted average common shares outstanding                             5,810,183             6,026,218

Earnings per share of common stock
  Net income (loss) from continuing
   operations                                                             $ 0.18               $ (0.33)
  Loss on disposition of discontinued
   operation                                                              $(0.04)                   --
  Net income (loss)                                                       $ 0.14               $ (0.33)






                                                Six Months ended
                                                November 30, 1994                     Six Months ended
                                         ----------------------------------------
                                         As Reported     Adjustments    Pro Forma      November 30, 1995
                                         ---------------------------------------------------------------
REVENUE                                     $39,004                   $  $39,004               $47,675
Operating expenses:
  Salaries and related charges               16,366                       16,366                20,216
  Supplies                                    7,062                        7,062                 7,360
  Other operating expenses                    7,679                        7,679                11,227
  Depreciation                                2,401                        2,401                 2,921
  Amortization                                  987             50         1,037                 1,194
                                            --------        --------     ---------            ---------
OPERATING INCOME                              3,045            (50)        4,459                 4,757

Interest expense, net                          (775)          (829)       (1,604)               (1,096)
Equity in loss of affiliates                     --             --        (3,005)                   --
Other, net                                      (57)                         (57)                  134
                                            --------        --------     ---------            ---------
Income (loss) before taxes and
 minority interests                           3,677            (879)       2,798                   790
Tax provision                                (1,288)            249         (836)               (1,186)
                                                                125
                                                                 78
                                            --------        --------     ---------            ---------
Income (loss) from continuing operations
  before minority interests                   2,389            (427)       1,962                  (396)

Minority interests in income of
  continuing operations                      (1,329)           484          (808)                 (812)
                                                                63
                                                               (16)
                                                               (10)
                                            --------        --------     ---------            ---------
Income (loss) from continuing operations      1,060             94         1,154                (1,208)
Loss on disposition of discontinued
  operation, net                               (234)            --          (234)                  --
                                            ---------      ---------     ---------            ---------
NET INCOME (LOSS)                           $   826         $   94        $  920               $(1,208)
                                            ========        ========     =========            =========

Weighted average common shares outstanding                             5,710,688             6,051,353

Earnings per share of common stock
  Net income (loss) from continuing
   operations                                                             $ 0.20               $ (0.20)
  Loss on disposition of discontinued
   operation                                                              $(0.04)                  --
  Net income (loss)                                                       $ 0.16               $ (0.20)



Three and Six month periods ended November 30, 1995 compared with the Three and Six month periods ended November 30, 1994.

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

     Interest expense increased during the three and six months ended November 30, 1995 as compared to the similar prior year periods, due to higher average borrowing levels by the Company resulting from the Company s acquisition of the 40% minority interest in UGL and other capital expenditures, offset by an overall decrease in interest rates.

     Other income of $0.1 million was recorded primarily from exchange gains realized on certain assets and liabilities as a result of fluctuations in exchange rates. Other income was also negatively impacted by a charge of $ 3.0 million resulting from the equity pick-up of the Company's investment in MISE. This was due to the fact that MISE has recorded a one-time amortization of the know-how and computer software it purchased during the year. While the Company's management believes that the fair value of its investment in MISE has not been impaired, accounting principles generally accepted in the U.S. require that know-how and marketing plans, such as those purchased by MISE, whether they are purchased from either related or unrelated parties, be expensed as incurred.

  Provision for income taxes remained stable as compared to the comparable prior year period.

     Minority interests in income decreased substantially as compared to the comparable prior year period. This resulted primarily from the decrease in the minority interests in income of UGL due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.


                     Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended November 30, 1995 amounted to $8.4 million, an increase of $5.1 million from the prior year primarily due to decreases in working capital needs.

     Net cash used in financing activities for the six months ended November 30, 1995 was $1.7 million, as compared to $2.2 million provided by financing activities in the comparable prior year period. The change primarily resulted from repayment of debt, acquisition of treasury stock, coupled with cash proceeds from issuance of new capital.

     Net cash used in investing activities for the six months ended November 30, 1995 was $21.3 million, consisting primarily of capital expenditures incurred in connection with new laboratory equipment, lending to affiliates, the purchase of the 40% minority interest in UGL as of June 30, 1995, the purchase of the 17% minority interest in NDA as of October 16, 1995 and the recent investment in MISE ($3.0 million of which $2.0 million is presently paid). This compares to $5.2 million used in investing activities in the comparable prior year period, which had been used for purchases of property and equipment and intangibles, and for lending to affiliates.

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

Other

     On June 30, 1995, the Company, UGL and Unilab entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30.0 million. The consideration was paid $13.0 million in cash, $2.0 million through the assumption of a debt from Unilab to JSP, and $15.0 million in the form of a one-year, interest-bearing promissory note. While the agreement provides that if the note is still unpaid six months after its due date, it shall be converted into shares of the Company's common stock at 75% of the market price, the Company intends to pay the note on or before its due date. In connection with this note, the Company is considering raising additional capital through debt or equity financing.

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


                          UniHolding Corporation


                      By:  /s/ Bruno Adam
                           ---------------------------------
                           Bruno Adam, CFO



Date: October 15, 1996