Form 10-Q/A
period 1996-02-29
UNIHOLDING CORP
filed 1996-10-17
CIK 354199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

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


               Delaware                                58-1443790
    ---------------------------              ---------------------------
      (State or jurisdiction of              (IRS Employer identification
   incorporation or organization)                     Number)


96 Spring Street, New York, New York                      10012
---------------------------------------                -------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 219-9496
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 12, 1996, there were 6,122,169 shares of Common Stock, par value $0.01 per share, of the Registrant's outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                          Form 10-Q for the Quarterly
                         Period Ended February 29, 1996

                                      INDEX



Part I-   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets - February 29, 1996
           and May 31, 1995

          Consolidated Statements of Operations
           Three month and nine month period ended February 29, 1996 and February 28, 1995

          Consolidated Statements of Cash Flows
           Nine month periods ended February 29, 1996 and February 28, 1995

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations

     Signatures

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                            February 29, 1996    May 31, 1995
                                                                  -----------------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  1,532             $ 16,939
  Accounts receivable, net of allowance for doubtful accounts         17,942               17,890
  Due from related companies                                           4,296                  124
  Inventories                                                          1,987                1,867
  Prepaid expenses                                                     1,981                2,921
  Other current assets                                                   909                1,413
                                                                    --------             --------
     Total current assets                                             28,647               41,154
                                                                    --------             --------
NON-CURRENT ASSETS:
  Long-term notes receivable                                           3,516                2,815
  Intangible assets, net                                              56,479               55,654
  Property, plant and equipment, net                                  33,694               33,511
  Investment in equity affiliates                                      1,738                 --
  Other assets, net                                                     780                  424
                                                                    --------             --------
     Total non-current assets                                         96,207               92,404
                                                                    --------             --------
                                                                    $124,854             $133,558
                                                                    ========             ========

See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY                              February 29, 1996     May 31, 1995
                                                                  -----------------     ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Bank overdrafts                                                    $  6,450             $  6,501
  Lease payable, short-term portion                                     1,359                1,021
  Payable to related parties                                               13                  338
  Trade payables                                                        5,735                4,854
  Accrued liabilities                                                   5,024                4,997
  Long-term debt, current portion                                      19,893                4,378
  Taxes payable, current portion                                        3,064                2,751
                                                                     --------             --------
     Total current liabilities                                         41,538               24,840
                                                                     --------             --------
NON-CURRENT LIABILITIES:
  Lease payable, non-current                                            2,772                1,386
  Long-term debt, non-current                                          36,989               32,662
  Taxes payable, long-term portion                                         49                  195
  Deferred taxes                                                        4,169                4,534
                                                                     --------             --------
     Total non-current liabilities                                     43,979               38,777
                                                                     --------             --------
     Total liabilities                                                 85,517               63,617
                                                                     --------             --------
MINORITY INTERESTS                                                      5,767               32,064
                                                                     --------             --------


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; authorized 20,000,000 shares;
 issued and  outstanding 6,122,169 at February 29, 1996
  and 6,060,182 at May 31, 1995                                      $    245             $    242
Additional paid-in capital                                             32,244               31,008
Cumulative translation adjustment                                        (182)               1,174
Retained earnings                                                       4,350                5,453
                                                                     --------             --------
                                                                       36,657               37,877
Less - cost of 163,000 and 0 shares of Common
 Stock held in treasury at February 29,1996
   and May 31, 1995, respectively                                      (3,087)                   0
                                                                     --------             --------
      Total stockholders' equity                                       33,570               37,877
                                                                     --------             --------
                                                                     $124,854             $133,558
                                                                     ========             ========

See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                       Three Months ended              Nine  Months ended
                                                       ------------------              ------------------
                                                    February 29,    February 28,    February 29,  February 28,
                                                      1996            1995           1996            1995
                                                   -----------    -----------    -----------    -----------
REVENUE                                            $    23,587    $    20,237    $    71,262    $    59,241

Operating expenses:
  Salaries and related charges                          10,505          8,907         30,721         25,273
  Supplies                                               3,922          3,261         11,282         10,323
  Other operating expenses                               6,524          3,934         17,751         11,613
  Depreciation and amortization of
   tangible assets                                       1,176          1,388          4,097          3,789
  Amortization of intangible assets                        633            469          1,827          1,456
                                                   -----------    -----------    -----------    -----------
OPERATING INCOME                                           827          2,278          5,584          6,787

  Interest, net                                           (873)          (341)        (1,969)        (1,116)
  Equity in loss of affiliates                            --             --           (3,005)          --
  Other, net                                               338            (10)           472            (67)
                                                   -----------    -----------    -----------    -----------
  Income before taxes and minority interests               292          1,927          1,082          5,604
  Tax provision                                             22           (799)        (1,164)        (2,087)
                                                   -----------    -----------    -----------    -----------
  Income from continuing operations
   before minority interests                               314          1,128            (82)         3,517

  Minority interests in income of continuing
   operations                                             (209)          (693)        (1,021)        (2,022)
                                                   -----------    -----------    -----------    -----------
  Income (loss) from continuing operations                 105            435         (1,103)         1,495
  Loss on disposition of discontinued operation,
   net of tax benefit of $195 and minority
   interests of $220                                      --             --             --             (234)
                                                   -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                  $       105    $       435    $    (1,103)   $     1,261
                                                   ===========    ===========    ===========    ===========
Weighted average common shares outstanding           5,959,682      5,810,183      6,021,132      5,743,488
Earnings per share of common stock
  Net income (loss) from continuing operations     $      0.02    $      0.07    $     (0.18)   $      0.26
  Loss on disposition of discontinued operation           --             --             --      $     (0.04)
  Net income (loss)                                $      0.02    $      0.07    $     (0.18)   $      0.22


See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Nine Months ended
                                                                   -----------------
                                                             February 29,     February 28,
                                                                 1996           1995
                                                             -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (1,103)   $  1,261
 Adjustments to reconcile net income to net cash
  provided by operations:
  Equity in loss of affiliates                                     3,005        --
  Minority interests in income                                     1,021       1,802
  Depreciation and amortization of tangible assets                 4,097       3,789
  Amortization of intangible assets                                1,827       1,456
  Other non-cash expenses                                            (40)       --
  Net changes in assets and liabilities, net of acquisitions:
   (Increase) Decrease in accounts receivable                       (582)        541
   (Increase) Decrease in inventories                               (173)        796
   (Increase) Decrease in prepaid expenses                           918         158
   (Increase) Decrease in other assets                               451        (395)
   Increase (Decrease) in trade payables                           1,045      (2,881)
   Increase (Decrease) in accrued liabilities                        158      (1,292)
   Increase (Decrease) in reserve for taxes                          254        (522)
   Increase (Decrease) in deferred taxes                            (741)        570
                                                                --------    --------
Net cash provided by operating activities                         10,137       5,283
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from issuance of share capital                     1,240        --
  Repayment of long-term debt                                       (750)       --
  Cash proceeds from long-term debt                                4,248       2,913
  Proceeds (reimbursement) from (of) bank overdrafts                (424)      2,169
  Dividend paid to minority shareholders                            (335)       (310)
  Proceeds (repayment) of lease debt                               1,839        (342)
  Payment for purchase of treasury stock                          (3,087)       --
                                                                --------    --------
Net cash provided by financing activities                          2,731       4,430
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchases of property and equipment                 ($ 5,638)   ($ 3,857)
Loans and advances (to) from affiliates,
  related companies and shareholders                              (6,005)     (1,495)
Payment for purchase of interest in subsidiaries                 (16,594)     (3,662)
Payment for purchase of intangible assets                           (271)     (1,828)
Proceeds from sale of assets                                         285         849
                                                                --------    --------
Net cash used in investing activities                            (28,223)     (9,993)
                                                                --------    --------

Effect of exchange rate changes on cash                              (52)        138

Net increase (decrease) in cash and cash equivalents             (15,407)       (142)
Cash and cash equivalents, beginning of year                      16,939       1,095
                                                                --------    --------

Cash and cash equivalents, end of period                        $  1,532    $    953
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

4.   Paid-in Capital and Reverse Split

Effective as of December 27, 1995, the Company effected a four-to- one reverse split of its Common Stock. These financial statements reflect this reverse split for all periods presented including corresponding adjustments to share amounts and purchase prices of the underlying share amounts. The reverse split has no effect on the financial position or results of operations of the Company.

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

6.   Supplemental Disclosure of Cash Flow Information

                                           Nine months ended
                                           -----------------
                                     February 29,   February 28,
                                        1996           l995
                                     ------------   -----------
Cash paid during the period for
Interest                               $1,518         $1,182
Income taxes                            1,735          2,076

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

Had such spin-off been effected as of June 1, 1995, the Company would have recorded the following pro forma results for the nine months ended February 29, 1996 (unaudited):

               Revenue                  $71,262

               Operating income           7,128

               Net loss                    ($53)

               Per share                 ($0.01)

Had such spin-off been effected as of June 1, 1994, there would have been no material effect on the results for the period ended February 28, 1995.

A summary of the consolidated balance sheet giving pro forma effect to the spin-off as if it had occurred on June 1, 1995 is as follows (unaudited):

               Current assets           $27,897

               Other assets              93,989
                                       --------
                                       $121,886
                                       ========

               Current liabilities      $39,567

               Other liabilities         43,786

               Minority interests         5,767

               Stockholders' equity      32,766
                                       --------
                                       $121,886
                                       ========

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

                                                 Three months ended February 28, 1995              Three months ended
                                                 ------------------------------------
                                                     As reported    Adjustments      Pro forma     February 29, 1996
                                                     -----------    -----------      ---------     -----------------

Revenue                                             $    20,237                   $    20,237        $    23,587

Operating expenses:
 Salaries and related charges                             8,907                         8,907             10,505
 Supplies                                                 3,261                         3,261              3,922
 Other operating expenses                                 3,934                         3,934              6,524
 Depreciation                                             1,388                         1,388              1,176
Amortization                                                469          25               494                633
                                                    -----------        ----       -----------        -----------
Operating income                                          2,278         (25)            2,253                827

Interest, net                                              (341)       (414)             (755)              (873)
Equity in loss of affiliates                                 --          --                --                 --
Other, net                                                  (10)         --                --                338
                                                    -----------        ----       -----------        -----------
Income before taxes and minority
 interests                                                1,927        (439)            1,498                292
Tax provision                                              (799)        226              (573)                22
                                                    -----------        ----       -----------        -----------
Income from continuing operations
 before minority interests                                1,128        (213)              925                314

Minority interests in income of
 continuing operations                                     (693)        369              (324)              (209)
                                                    -----------        ----       -----------        -----------
Income from continuing operations                           435         155               600                105

Loss on disposition of discontinued
 operation, net                                              --          --                 0                 --
                                                    -----------        ----       -----------        -----------
Net income                                          $       435        $155       $       600        $       105
                                                    ===========        ====       ===========        ===========
Weighted average common shares
 outstanding                                                                        5,810,183          5,959,682

Earnings per share of common stock
 Net income from continuing operations                                            $      0.10        $      0.02
Loss on disposition of discontinued operation                                     $      0.00                 --
Net income                                                                        $      0.10        $      0.02



                                                         Nine months ended February 28, 1995              Nine months ended
                                                         -----------------------------------
                                                           As reported      Adjustments      Pro forma     February 29, 1996
                                                           -----------      -----------      ---------     -----------------

Revenue                                                   $    59,241                     $    59,241        $    71,262

Operating expenses:
 Salaries and related charges                                  25,273                          25,273             30,721
 Supplies                                                      10,323                          10,323             11,282
 Other operating expenses                                      11,613                          11,613             17,751
 Depreciation                                                   3,789                           3,789              4,097
 Amortization                                                   1,456            75             1,531              1,827
                                                          -----------        ------       -----------        -----------
Operating income                                                6,787           (75)            6,712              5,584

Interest, net                                                  (1,116)       (1,243)           (2,359)            (1,969)
Equity in loss of affiliates                                       --            --                --             (3,005)
Other, net                                                        (67)                            (67)               472
                                                          -----------        ------       -----------        -----------
Income before taxes and minority
 interests                                                      5,604        (1,318)            4,286              1,082
Tax provision                                                  (2,087)          373            (1,409)            (1,164)
                                                                                188
                                                                                117
                                                          -----------        ------       -----------        -----------
Income (loss) from continuing
 operations before minority interests                           3,517          (640)            2,877                (82)

Minority interests in income of
 continuing operations                                         (2,022)          816            (1,132)            (1,021)
                                                                                113
                                                                                (24)
                                                                                (15)
                                                          -----------        ------       -----------        -----------
Income (loss)from continuing operations                         1,495           249             1,744             (1,103)

Loss on disposition of discontinued
 operation, net                                                  (234)           --              (234)                --
                                                          -----------        ------       -----------        -----------
Net income (loss)                                         $     1,261        $  249       $     1,510        ($    1,103)
                                                          ===========        ======       ===========        ===========
Weighted average common
 shares outstanding                                                                         5,743,488          6,021,132

Earnings per share of common stock
 Net income (loss) from continuing
  operations                                                                              $      0.30        ($     0.18)
 Loss on disposition of discontinued operation                                            $     (0.04)                --
Net income (loss)                                                                         $      0.26        ($     0.18)



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

Other income of $0.5 million was recorded primarily from exchange gains realized on certain assets and liabilities as a result of fluctuations in exchange rates. Other income was also negatively impacted by a charge of $ 3.0 million resulting from the equity pick-up of the Company's investment in MISE. This was due to the fact that MISE has recorded a one-time amortization of the know-how and computer software it purchased during the year. While the Company's management believes that the fair value of its investment in MISE has not been impaired, accounting principles generally accepted in the U.S. require that know-how and marketing plans, such as those purchased by MISE, whether they are purchased from either related or unrelated parties, be expensed as incurred.

Provision for income taxes reduced as compared to the comparable prior year period due to the decrease in taxable income.

Minority interests in income decreased substantially as compared to the comparable prior year period. This resulted primarily from the decrease in the minority interests in income of UGL due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.


Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended February 29, 1996 amounted to $10.1 million, an increase of $4.8 million from the prior year primarily due to decreases in working capital needs.

Net cash provided by financing activities for the nine months ended February 29, 1996 was $2.7 million, as compared to $4.4 million in the comparable prior year period. The change primarily resulted from increased lease debt, increased proceeds of long-term debt, acquisition of treasury stock and cash proceeds from issuance of new capital.

Net cash used in investing activities for the nine months ended February 29, 1996 was $28.2 million, consisting primarily of capital expenditures incurred in connection with new laboratory equipment, lending to affiliates, the purchase of the 40% minority interest in UGL as of June 30, 1995, the purchase of the 17% minority interest in NDA as of October 16, 1995 and the investment in MISE. This compares to $10 million used in investing activities in the comparable prior year period, which had been used for purchases of property and equipment and intangibles, and for lending to affiliates.

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

                            UniHolding Corporation

                            By:/s/ Bruno Adam
                            -------------------
                            Bruno Adam, CFO
Date: October 15, 1996