Form 10-Q
period 1996-08-31
UNIHOLDING CORP
filed 1996-10-21
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period _________ to _________


                           Commission File No. 0-9833


                             UNIHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                             58-1443790
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                         Identification Number)


96 Spring Street, 8th Floor, New York, New York              10012
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (212) 219- 9496


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


As of October 14, 1996, there were 6,455,502 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
            Form 10-Q for the Quarterly Period Ended August 31, 1996


                                      INDEX



Part I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

          Consolidated Balance Sheets - August 31, 1996 and May 31, 1996

          Consolidated Statements of Operations - Three month periods ended August 31, 1996 and 1995

          Consolidated Statements of Cash Flows - Three month periods ended August 31, 1996 and 1995

          Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II - OTHER INFORMATION:

     Item 1. Legal Proceedings

     Item 5. Other Items

     Item 6. Exhibits

     Signatures

                         PART I - FINANCIAL INFORMATION


          Item 1. Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                 ASSETS                       August 31, 1996     May 31, 1996
                                                (Unaudited)
                                              ---------------     ------------
CURRENT ASSETS:
Cash and cash equivalents                        $  3,033           $  1,587
Accounts receivable, net of allowance for
  doubtful accounts                                17,513             18,726
Due from related companies                          7,425              4,960
Inventories                                         1,992              1,910
Prepaid expenses                                    1,853              2,535
Other current assets                                1,369              1,051
                                                 --------           --------
     Total current assets                          33,185             30,769
                                                 --------           --------
NON-CURRENT ASSETS:
 Long-term notes receivable                           818                818
 Intangible assets, net                            56,986             54,828
 Property, plant and equipment, net                34,732             33,238
 Investment in equity affiliates                    1,406              1,423
 Other assets, net                                  2,451              2,176
                                                 --------           --------
     Total non-current assets                      96,393             92,483
                                                 --------           --------
                                                 $129,578           $123,252
                                                 ========           ========

See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


     LIABILITIES AND STOCKHOLDERS' EQUITY          August 31, 1996       May 31, 1996
                                                    (Unaudited)
                                                   ----------------      -------------
CURRENT LIABILITIES:
Bank overdrafts                                       $   6,825           $   6,686
Lease payable, short-term portion                         1,482               1,331
Payable to related parties                                 --                     9
Trade payables                                            5,468               6,843
Accrued liabilities                                       6,358               4,568
Note payable                                             15,000              15,000
Long-term debt, current portion                          10,745               2,971
Taxes payable, current portion                            3,129               3,175
                                                      ---------           ---------
    Total current liabilities                            49,007              40,583
                                                      ---------           ---------
NON-CURRENT LIABILITIES:
Lease payable, non-current                                3,341               2,633
Long-term debt, non-current                              28,510              35,721
Taxes payable, long-term portion                            211                 199
Deferred taxes                                            4,269               4,410
                                                      ---------           ---------
     Total non-current liabilities                       36,331              42,963
                                                      ---------           ---------
     Total liabilities                                   85,338              83,546
                                                      ---------           ---------
MINORITY INTERESTS                                        5,099               5,464
                                                      ---------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
Voting; authorized 18,000,000 shares;
issued 6,455,502 at August 31, 1996
and 5,823,785 at May 31, 1996                                61                  58
Non-Voting; authorized 2,000,000 shares;
issued and outstanding 298,384 at August 31,
1996, and 298,384 at May 31, 1996                             3                   3
Additional paid-in capital                               37,426              32,429
Cumulative translation adjustment                         1,155                (239)
Retained earnings                                         3,658               5,153
                                                      ---------           ---------
                                                         42,303              37,404
Less - cost of 163,000 shares of Common Stock
 held in treasury at August 31,1996
 and May 31, 1996, respectively                         (3,162)             (3,162)
                                                      ---------           ---------
      Total stockholders' equity                         39,141              34,242
                                                      ---------           ---------
                                                      $ 129,578           $ 123,252
                                                      =========           =========

See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                          Three Months ended
                                                      August 31,      August 31,
                                                         1996           1995
                                                     -----------    -----------
REVENUE                                                  $22,844        $22,063

Operating expenses:
 Salaries and related charges                             10,291          9,963
 Supplies                                                  3,834          3,457
 Other operating expenses                                  6,480          5,216
 Depreciation and amortization of tangible assets          1,296          1,526
 Amortization of intangible assets                           581            585
                                                     -----------    -----------
OPERATING INCOME                                             362          1,316

Interest, net                                               (963)          (473)
Equity in loss of affiliates                                 (34)          --
Other, net                                                  (558)           679
                                                     -----------    -----------
Income (loss) before taxes and minority interests         (1,193)         1,522
Tax provision                                               (165)          (403)
                                                     -----------    -----------
Income (loss) before minority interests                   (1,358)         1,119

Minority interests in income                                (137)          (315)
                                                     -----------    -----------
NET INCOME (LOSS)                                        ($1,495)          $804
                                                     ===========    ===========
Weighted average common shares outstanding             6,263,473      6,076,215
Earnings (loss) per share of common stock                 ($0.24)         $0.13


See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                Three Months ended
                                                               August 31   August 31
                                                                 1996        1995
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              ($1,495)       $804
 Adjustments to reconcile net income to net cash
  provided by operations:
 Equity in loss of affiliates                                        34        --
 Minority interests in income                                       137         315
 Depreciation and amortization of tangible assets                 1,296       1,526
 Amortization of intangible assets                                  581         585
 Other non-cash expenses                                            466          (4)
 Net changes in assets and liabilities, net of acquisitions:
  (Increase) Decrease in accounts receivable                      1,994       1,918
  (Increase) Decrease in inventories                                  8        --
  (Increase) Decrease in prepaid expenses                           725         189
  (Increase) Decrease in other assets                              (192)        255
  Increase (Decrease) in trade payables                          (1,583)        292
  Increase (Decrease) in accrued liabilities                        445        (249)
  Increase (Decrease) in reserve for taxes                         (223)        348
  Increase (Decrease) in deferred taxes                            (474)       (378)
                                                               --------    --------
Net cash provided by operating activities                         1,719       5,601
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash proceeds from issuance of share capital                     5,000         525
 Repayment of long-term debt                                       (960)     (1,628)
 Cash proceeds from long-term debt                                 --          --
 Proceeds (reimbursement) from (of) bank overdrafts                  (7)       (974)
 Dividend paid to minority shareholders                            --          --
 Proceeds (repayment) of lease debt                                 (34)        563
 Payment for purchase of treasury stock                            --        (2,945)
                                                               --------    --------
Net cash provided by (used in) financing activities               3,999      (4,459)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchases of property and equipment                 ($1,505)     (1,681)
Loans and advances (to) from affiliates,
  related companies and shareholders                             (2,300)       (868)
Payment for purchase of interest in subsidiaries                   (544)    (13,000)
Payment for purchase of intangible assets                           (50)       (227)
Proceeds from sale of assets                                         52          50
                                                               --------    --------
Net cash used in investing activities                            (4,347)    (15,726)
                                                               --------    --------

Effect of exchange rate changes on cash                              75         (58)

Net increase (decrease) in cash and cash equivalents              1,446     (14,642)
Cash and cash equivalents, beginning of year                      1,587      16,939
                                                               --------    --------

Cash and cash equivalents, end of period                         $3,033      $2,297
                                                               ========    ========


See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Monetary amounts in thousands, except per share data)

1. Basis of Presentation

     The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates NDA Clinical Trials Services Inc. and MISE S.A. is accounted for on the equity method.

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

     The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended May 31, 1996.

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

5. Supplemental Disclosure of Cash Flow Information

                                  Three months ended August 31
                                       1996       l995
                                       ----       ----
Cash paid during the period for
Interest                              $ 615      $ 747
Income taxes                            918        369

     During the period ended August 31, 1995, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP.

     During the period ended August 31, 1996, in connection with its acquisition of 300 shares of the share capital of ULSA, the Company incurred a future obligation of $1,100.

     During the period ended August 31, 1996, capital lease obligations of $ 787 were incurred when the Company entered into leases for new capital equipment.

6. Capital Stock and Additional Paid In Capital

     During the period ended August 31, 1996, ULSA acquired 300 shares (or 1.9%) of its own common stock from independent investors in ULSA for a total consideration of $ 1,700, out of which it paid $ 600 during the period.

     On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $ 15 per share. The investor received certain antidilution and preemptive subscription rights. The antidilution provisions provide that if the Company issues its Common Stock to repay the $ 15,000 note owed to Unilab, it will transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor will remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions. The Company has a call right on the shares of the investor at a price of $ 18 per share, exercisable on or before January 15, 1997.

7. Investment in Equity Affiliates

     NDA Clinical Trials Services Inc.

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

     Also on July 23, 1996, the Company, through GUCT, made a loan of $ 700 to NDA (the "NDA Loan"). The NDA Loan is repayable in principal and interest on December 31, 1996, and bears interest at 12% per annum. The NDA Loan is unsecured.

     The Company intends to offer its shareholders the right to subscribe directly to an increase of the equity of GUCT of up to $ 8,000. Subject to the successful completion of such offering, the Company's ownership in GUCT may be diluted to approximately 24%.

     MISE S.A.

     During the period ended August 31, 1996, MISE S.A., an equity investee, had no activity, however the Company's management is of the opinion that there has been no impairment of its investment, and that operations will start in fiscal year 1997. Accounting principles generally accepted in the U.S. require that know-how and marketing plans such as those purchased by MISE, purchased from either related or unrelated parties, be expensed as incurred. Accordingly, during the year ended May 31, 1996, the Company has recognized a loss from its equity investee of $ 3,000.

8. Segment Information

     During the year ended May 31, 1996, the Company expanded its activities in testing performed in relation with clinical trials for the pharmaceutical industry, and therefore distinguishes its core clinical laboratory business (the "Diagnostic Laboratory division") from its clinical trials testing business (the "Clinical Trials division"). In connection therewith, the Company transferred to UCT, as of June 1, 1996, certain clinical trials activities previously performed by JSP. Accordingly, for analysis and comparative purposes, the activities conducted by JSP in the clinical trials business during both years have been included under the Clinical Trials division caption.

     Following are the key financial data of the respective businesses for purposes of segment information. Such information does not include segment data relating to the Company's investment in unconsolidated affiliates.

                                        Quarter Ended August 31
                                        -----------------------
                                             1996       1995
                                             ----       ----

Revenues from unaffiliated customers:
  Diagnostic Laboratory division          $ 21,627   $ 21,166
  Clinical Trials division                   1,217        897
  Healthcare Management Services division        -          -

Operating Profit or Loss:
  Diagnostic Laboratory division             1,320      1,234
  Clinical Trials division                    (958)        82
  Healthcare Management Services division        -          -

Identifiable Assets:
  Diagnostic Laboratory division           126,678    114,707
  Clinical Trials division                   2,900        818
  Healthcare Management Services division        -          -

9. Subsequent Events

     On October 8, 1996, the Company, through a subsidiary, signed a joint venture agreement with the State Affiliated company MEDINCENTER of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company will invest an amount of $ 240 and will hold 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which will establish a diagnostic laboratory in Moscow and provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The new Unimed laboratory is expected to start operations in 1997.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

                              Results of Operations

     The Company's results of operations for the period ended August 31, 1996, include the operations of the Company's core business (the "Diagnostic Laboratory division") and of the Company's expanded activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials division") and in healthcare management services (the "Healthcare Management Services division"). The following tables present a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations.

                                                                    Three Months ended August 31, 1996
                                                     --------------------------------------------------------------
                                                                        Healthcare
                                                        Diagnostic      Management      Clinical
                                                        Laboratory       Services        Trials
                                                         division        division       division    As Reported
                                                     --------------------------------------------------------------
REVENUE                                                $    21,627           --     $     1,217    $    22,844

Operating expenses:
  Salaries and related charges                               9,714           --             577         10,291
  Supplies                                                   3,789           --              45          3,834
  Other operating expenses                                   4,978           --           1,502          6,480
  Depreciation and amortization of
   tangible assets                                           1,256           --              40          1,296
  Amortization of intangible assets                            570           --              11            581
                                                       -----------    -----------   -----------    -----------
OPERATING INCOME (LOSS)                                      1,320           --            (958)           362

Interest, net                                                 (938)          --             (25)          (963)
Equity in loss of affiliates                                     0           --             (34)           (34)
Other, net                                                    (558)          --               0           (558)
                                                       -----------    -----------   -----------    -----------
Income (loss) before taxes and
 minority interests                                           (176)          --          (1,017)        (1,193)
Tax provision                                                 (482)          --             317           (165)
                                                       -----------    -----------   -----------    -----------
Income (loss) before minority interests                       (658)          --            (700)        (1,358)
Minority interests in income                                  (137)          --               0           (137)
                                                       -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                      ($      795)   $         0   ($      700)   ($    1,495)
                                                       ===========    ===========   ===========    ===========

Weighted average common shares outstanding                6,263,473     6,263,473      6,263,473     6,263,473

Earnings (loss) per share of common stock              $     (0.13)   $      0.00   $     (0.11)   $     (0.24)


     As discussed in Note 1 to the accompanying financial statements, the Company's results for the three month period ended August 31, 1996, give effect to the acquisition by UniHolding and UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the three month period ended August 31, 1995 included a 40% minority interest on UGL's earnings for the month of June 1995. The following table presents the required adjustments to the results of operations for the three month period ended August 31, 1995, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1995 (unaudited). The results of operations for the three month period ended August 31, 1995 were translated into U.S. dollars using the exchange rates which were then valid.

                                                             Three Months ended August 31, 1995
                                           --------------------------------------------------------------------------
                                           Diagnostic    Clinical
                                           Laboratory    Trials
                                           division      division      As Reported    Adjustments        Pro Forma
                                           --------------------------------------------------------------------------

REVENUE                                   $    21,166    $       897    $    22,063                      $    22,063

Operating expenses:
  Salaries and related charges                  9,963              0          9,963                            9,963
  Supplies                                      3,457              0          3,457                            3,457
  Other operating expenses                      4,403            813          5,216                            5,216
  Depreciation and amortization of
   tangible assets                              1,525              1          1,526                            1,526
  Amortization of intangible assets               584              1            585           8 (d)              593
                                          -----------    -----------    -----------    -----------       -----------
OPERATING INCOME (LOSS)                         1,234             82          1,316          (8)               1,308

Interest, net                                    (472)            (1)          (473)       (138)(b)             (611)
Equity in loss of affiliates                     --             --             --                                 --
Other, net                                        679              0            679                              679
                                          -----------    -----------    -----------    -----------       -----------
Income (loss) before taxes and
 minority interests                             1,441             81          1,522        (146)               1,376
Tax provision                                    (376)           (27)          (403)         41 (c)             (362)
                                          -----------    -----------    -----------    -----------       -----------
Income (loss) before minority interests         1,066             53          1,119        (105)               1,014
Minority interests in income                     (308)            (7)          (315)        116 (a)             (199)
                                          -----------    -----------    -----------    -----------       -----------
NET INCOME (LOSS)                         $       757    $        47    $       804    $     11          $       815
                                          ===========    ===========    ===========    ===========       ===========

Weighted average common shares
  outstanding                               6,076,215      6,076,215      6,076,215   6,076,215            6,076,215
Earnings (loss) per share of
  common stock                            $      0.12    $      0.01    $      0.13                      $      0.13


(a) To record the cancellation of the 40% minority interest in the June 1995 net income of UGL.
(b) To record the interest cost on the repurchase of 40% in UGL at an effective rate of 5.5% for June 1995.
(c) To record the tax benefit at 30% on the interest cost on repurchase of 40% in UGL.
(d) To record goodwill amortization on the acquisition of 40% in UGL for June 1995.


Three months ended August 31, 1996 compared with the three months ended August 31, 1995

     Consolidated revenue was $ 22.8 million for the three months ended August 31, 1996, representing an increase of $ 0.7 million (including the effect of the change in the US dollar exchange rate of $ 0.9 million) from the comparable prior year period. Revenue generated by the Swiss operations increased by approximately 4.5% as a result of additional specimen volume of 4.6% partly offset by a decrease in the test mix of 0.1%. Revenue generated by the UK increased in respect of the Diagnostic Laboratory division due to additional revenue resulting from the new contract with a major public transport service being offset by under performance of the private doctors division. Revenues of $ 1.2 million were recorded by the Clinical Trials division due to the signing of further new contracts. The Spanish operations increased revenues to $1.1 million, representing an 111% increase from the comparable prior year period.

     Operating income for the year ended August 31, 1996 decreased by $ 0.9 million (including the effect of the change in the US dollar exchange rate of $
0.1 million) versus the comparable prior year. The small increase in operating income of the Diagnostic Laboratory division ($ 0.1 million) reflects the continued investment in the Spanish market. The variance in operating results of the Clinical Trials division (an operating loss of $ 1.0 million as compared to an operating profit of $ 0.1 million) reflects fixed expenses which are not matched with income to be recorded in the future from a backlog of contracts due to lead-time of up to six months from the signing of a contract to the actual start of a study. Italian operations, continue to maintain a small positive contribution to operating income.

     Interest expense, net, increased $ 0.5 million during the three months ended August 31, 1996 as compared to the prior year, primarily due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL and other capital expenditures, partly offset by a decrease in interest rates.

     Other losses were recorded from exchange loss provisions on certain assets and liabilities as a result of fluctuations in exchange rates, versus a gain of $ 0.7 million in the prior year comparable period.

     Provision for income taxes increased $ 0.2 million in the three months ended August 31, 1996, after taking into account the period losses of UCT which gave rise to a tax benefit of $ 0.3 million which management believes the Company will recover through future income of such division. Other potential future tax benefits arising from losses of other subsidiaries (primarily in Spain) have been entirely provided for.

     Minority interests in income decreased substantially as compared to the comparable prior year, resulting primarily from the decrease in the minority interests in income due to the acquisition of the 40% minority interest in UGL as of June 30, 1995, and the acquisition of 1.9% minority interest in ULSA as of June 1, 1996.

                         Liquidity and Capital Resources

     Net cash provided by operating activities for the three months ended August 31, 1996 amounted to $ 1.7 million, a decrease of $ 3.9 million from the prior year primarily due to working capital needs of the Diagnostic Laboratory division and the net losses of the Clinical Trials division, partly offset by closer credit control and other variances in working capital needs.

     Net cash provided by financing activities for the three months ended August 31, 1996 was $ 4.0 million, as compared to $ 4.5 million used in financing activities in the prior year. The increase of $ 8.5 million primarily resulted from the issuance of new shares of common stock, reduced repayment of long term debt as compared to the prior year and the use of $ 2.9 million in the prior year to purchase treasury stock.

     Net cash used in investing activities for the period ended August 31, 1996 was $ 4.3 million, a decrease of $ 11.4 million from the prior period, consisting primarily of the purchase of the 40% minority interest in UGL in the prior period, offset in the current period by increased lending to affiliates of $ 2.3 million including $ 1.6 million to the Company's controlling shareholder and $ 0.7 million to NDA.

     The Company's bank facilities provide for a total of approximately $ 41.7 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of October 16, 1996, the Company had approximately $ 4.8 million of availability under the aggregate credit facilities.

     On July 23, 1996, the Company issued 333,333 new shares of its common stock to a U.S. institutional investor at $ 15.00 per share.

     The Company has a working capital deficiency of $ 15.8 million at August 31, 1996, compared to $ 9.8 million at May 31, 1996. The increase in the deficiency is due primarily to the reclassification as a current liability of the short-term portion of long-term debt owed by ULSA maturing on June 30, 1997. Of that amount of $ 15.8 million, $ 15 million is due to Unilab, and was due on June 30, 1996. In accordance with the agreements between Unilab and the Company, both parties must in such an instance, so long as all interest accrued on the $ 15 million note have been fully paid, use their respective reasonable efforts to agree upon a mutually acceptable resolution. All interest accrued as of March 31 and June 30, 1996, have been paid by UGL. If such a mutually acceptable resolution is not found, the amount of principal and accrued unpaid interest on January 1, 1997 shall be converted into UniHolding Common Stock at 75% of the market price. Until such time as the note is paid either in cash or in UniHolding Common Stock, the UGL shares so acquired remain in escrow.

     The Company is currently considering raising additional capital through debt or equity financing with a view to repaying the $ 15 million note issued to Unilab in connection with the acquisition of 40% of UGL, which was due on June 30, 1996.

     With respect to the Diagnostic Laboratory division, the Company believes that the liquidity provided by the existing cash balances and borrowing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1997 including anticipated operating expenses arising from the Company's recent expansion into the Spanish and Italian markets, as well as debt repayments except the $ 15 million Unilab note. However, if the Company determines that additional financial resources are necessary or appropriate, it may choose to raise additional capital through debt or equity financing during fiscal year 1997 to strengthen its financial position, to facilitate growth and to provide the Company with additional flexibility to take advantage of business opportunities that may arise.

     With respect to the Clinical Trials division, the Company intends to offer to its shareholders, in proportion to their respective holdings in UniHolding, the right to subscribe to a $ 8 million equity offering by GUCT, its newly formed subsidiary conducting clinical trials testing for the pharmaceutical industry. This new equity issuance of $ 8 million is expected to be sufficient to finance acquisitions, and meet working capital requirements and debt repayments of the Clinical Trials division. Such registered offering will be made by means of a prospectus upon the registration statement becoming effective once filed with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended.

     With respect to the Healthcare Management Services division, the Company is currently reviewing detailed marketing plans that are considered in several countries, with a view to start actual operations during the fiscal year 1996/97. The Company believes that no significant new funding will be required to meet working capital requirements during that period.

     In addition, the Company has outstanding obligations and commitments under capital leases which mature over the next five to ten years.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Arbitration

     As described and discussed more thoroughly in the Company's Annual Report on Form 10-K for the year ended May 31, 1996, the Company is entitled to 80% of the net recovery (less legal fees and costs) of any settlement or successful resolution of the pending arbitration instituted by Americanino Capital Corp. ("ACC") pursuant to an agreement by which the Company sold its remaining interest in ACC.

     During the quarter ended August 31, 1996, there have been no further material developments in the proceedings. The Company's management will continuously monitor and report the progress of the proceedings.

     See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1996 Annual Report on Form 10-K.

Item 5. Other items

Plans to Maximize Shareholder Value

     The Company announced as of February 27, 1996 that it is considering several alternative proposals to maximize shareholder values, including the selling of a minority or majority stake in some of its operations, and the floating of one or more of its subsidiaries on a major European exchange. The Company expects that such action will generate cash permitting the financing of new developments and/or acquisitions in countries which offer significant potential opportunities. The Company continues exploring those alternatives.

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

Proposed Registration of Shares

     The Company is finalizing the preparation of its Registration Statement and Prospectus to be filed with the Securities & Exchange Commission and NASDAQ with a view to register a substantial number of the outstanding shares of the Company's Common Stock under the Securities Act of 1933, as amended.

Appointment of independent directors and Audit Committee

     At a meeting of the board of directors held on September 23, 1996, it was decided to create an independent Audit Committee of three directors with two of such directors being new independent members. The board nominated Mr. Daniel Regolatti and Mr. Pierre- Alain Blum. Mr. Blum is the founder of the EBEL watch manufacturing group, and is a member of the board of many Swiss and foreign companies. Mr. Regolatti is a self-employed consultant, after having been chief financial officer at NESTLE's world headquarters. He also sits on the board of several well-known Swiss companies. The Company's chairman will be the third member of the Audit Committee. The board has decided that any transaction out of the ordinary course of the Company's business should first be reviewed by the independent Audit Committee.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

10.1 Stock Purchase Agreement, dated as of July 23, 1996, between Morgan Stanley & Co. Incorporated and UniHolding Corporation

27 Financial Data Schedule

          (b) Reports on Form 8-K. There have been no reports on Form 8-K during the quarter ended August 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            UniHolding Corporation


                                            By:/s/ Bruno Adam
                                               ------------------------------
                                                   Bruno Adam, CFO




Date: 10-18-96

                                  EXHIBIT INDEX


Exhibit No.         Description
------------        ------------
10.1                 Stock Purchase Agreement, dated as of July
                     23, 1996, between Morgan Stanley & Co.
                     Incorporated and UniHolding Corporation

27                   Financial Data Schedule