Form 10-Q
period 1996-11-30
UNIHOLDING CORP
filed 1997-01-17
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       November 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period            to


                           Commission File No. 0-9833


                             UNIHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                              58-1443790
----------------------------               -----------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation)                           Identification Number)


96 Spring Street, 8th Floor, New York, New York               10012
-----------------------------------------------            -----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (212) 219-9496


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of January 13, 1997, there were 7,758,120 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

            UNIHOLDING CORPORATION AND SUBSIDIARIES Form 10-Q for the
                    Quarterly Period Ended November 30, 1996


                                      INDEX

                                                                           Page

Part I      -    FINANCIAL INFORMATION:

    Item 1.      Financial Statements                                        3

           Consolidated Balance Sheets - November 30, 1996
               (unaudited) and May 31, 1996                                  4

           Unaudited Consolidated Statements of
               Operations - Three month and six month periods
               ended November 30, 1996 and 1995                              6

           Unaudited Consolidated Statements of Cash
               Flows - Six month periods ended
               November 30, 1996 and 1995                                    7

           Notes to Unaudited Consolidated Financial Statements              8

    Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12


Part II     -     OTHER INFORMATION:

    Item 1.      Legal Proceedings                                           18

    Item 5.      Other Items                                                 18

    Item 6.      Exhibits                                                    19

                  Signatures                                                 20

                         PART I - FINANCIAL INFORMATION


    Item 1.      Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              November 30,              May 31,
ASSETS                                           1996                    1996
                                                 ----                    ----
                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $1,607                  $1,587
   Accounts receivable, net of allowance
     for doubtful accounts                       19,956                  18,726
   Due from related companies                     8,538                   4,960
   Inventories                                    1,951                   1,910
   Prepaid expenses                               1,903                   2,535
   Other current assets                           1,370                   1,051
                                                --------                --------
        Total current assets                     35,325                  30,769
                                                --------                --------
NON-CURRENT ASSETS:
   Long-term notes receivable                       818                     818
   Intangible assets, net                        55,969                  54,828
   Property, plant and equipment, net            36,023                  33,238
   Investment in equity affiliates                1,360                   1,423
   Other assets, net                              2,975                   2,176
                                                --------                --------
        Total non-current assets                 97,145                  92,483
                                                --------                --------
                                               $132,470                $123,252
                                               =========                ========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                         Pro Forma
                                                      (Notes 6 and 9)
                                          November 30,   November 30,    May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1996          1996          1996
                                          -----------    -----------    --------
                                           (Unaudited)   (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                           $8,243        $8,243         $6,686
   Lease payable, short-term portion          1,546         1,546          1,331
   Payable to related parties                     -             -              9
   Trade payables                             8,089         8,089          6,843
   Accrued liabilities                        5,906         5,156         4,568
   Note payable                              15,000             -        15,000
   Long-term debt, current portion            8,937         8,937         2,971
   Taxes payable, current portion             3,316         3,316         3,175
                                            --------      ---------     --------
        Total current liabilities            51,037        35,287        40,583
                                            --------      ---------     --------
NON-CURRENT LIABILITIES:
   Lease payable, non-current                 2,989         2,989         2,633
   Long-term debt, non-current               27,469        27,469        35,721
   Taxes payable, long-term portion             193           193           199
   Deferred taxes                             4,444         4,444         4,410
                                            --------      ---------     --------
        Total non-current liabilities        35,095        35,095        42,963
                                            --------      ---------     --------
        Total liabilities                    86,132        70,382        83,546
                                            --------      ---------     --------
MINORITY INTERESTS                            5,068         5,068         5,464
                                            --------      ---------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; Voting;
     authorized  18,000,000 shares; issued
     6,157,118 at November 30, 1996 (pro-
     forma 7,659,736 at November 30, 1996)
     and 5,823,785 at May 31, 1996              61            76             58
     Non-Voting; authorized 2,000,000
     shares; issued and outstanding
     298,384 at November 30, 1996, and
     298,384 at May 31, 1996                     3             3              3
   Additional paid-in capital               37,426        53,161         32,429
   Cumulative translation adjustment         2,637         2,637           (239)
   Retained earnings                         4,305         4,305          5,153
                                           -------       --------       --------
                                            44,432        60,182         37,404
   Less - cost of 168,000  shares of
    Common  Stock held in  treasury at
    November 30, 1996 and May 31, 1996,
    respectively                            (3,162)       (3,162)        (3,162)
                                           -------       --------       --------
         Total stockholders' equity         41,270        57,020         34,242
                                           -------       --------       --------
                                          $132,470      $132,470       $123,252
                                           =======      =========      =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                        Three Months ended    Six Months ended
                                           November 30,         November 30,
                                         1996       1995      1996        1995
                                        ------    ------     ------      ------
REVENUE                                $26,771   $25,612    $49,615     $47,675

Operating expenses:
   Salaries and related charges         10,425    10,253     20,716      20,216
   Supplies                              4,495     3,903      8,329       7,360
   Other operating expenses              7,753     6,011     14,233      11,227
   Depreciation and amortization of
     tangible assets                     1,404     1,395      2,700       2,921
   Amortization of intangible assets       588       609      1,169       1,194
                                        -------  --------   --------    --------
OPERATING INCOME                         2,106     3,441      2,468       4,757

Interest, net                             (906)     (623)    (1,869)     (1,096)
Equity in loss of affiliates               (39)   (3,005)       (73)     (3,005)
Other, net                                 756      (545)       198         134
                                        -------  --------   --------    --------
Income (loss) before taxes and
  minority interests                     1,917      (732)       724         790
Tax provision                             (859)     (783)    (1,024)     (1,186)
                                        -------  --------   --------    --------
Income (loss) before minority
  interests                              1,058    (1,515)      (300)       (396)

Minority interests in income              (411)     (497)      (548)       (812)
                                       --------  --------   --------    --------
NET INCOME (LOSS)                         $647   ($2,012)     ($848)    ($1,208)
                                       ========  ========   ========    ========
Weighted average common shares
  outstanding                        6,455,502  6,026,218  6,358,963  6,051,353
Earnings (loss) per share of
  common stock                           $0.10     ($0.33)    ($0.13)    ($0.20)

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             Six Months ended
                                                               November 30,
                                                            1996           1995
                                                           -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          ($848)       ($1,208)
   Adjustments to reconcile net income to net cash
   provided by operations:
   Equity in loss of affiliates                               73          3,005
   Minority interests in income                              548            812
   Depreciation and amortization of tangible assets        2,700          2,921
   Amortization of intangible assets                       1,169          1,194
   Other non-cash income (expenses)                           15             (5)
   Net changes in assets and liabilities, net of acquisitions:
    (Increase) Decrease in accounts receivable            (1,098)          (625)
    (Increase) Decrease in inventories                       (88)           (57)
    (Increase) Decrease in prepaid expenses                  797            576
    (Increase) Decrease in other assets                     (171)          (470)
    Increase (Decrease) in trade payables                     98          1,229
    Increase (Decrease) in accrued liabilities               915            403
    Increase (Decrease) in reserve for taxes                 372          1,098
    Increase (Decrease) in deferred taxes                   (714)          (506)
                                                        ---------      ---------
   Net cash provided by operating activities               3,768          8,367
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of share capital            5,000          1,240
   Repayment of long-term debt                            (1,953)          (888)
   Cash proceeds from long-term debt                         (25)           565
   Proceeds (reimbursement) from (of) bank overdrafts        954           (228)
   Dividend paid to minority shareholders                      -            (34)
   Proceeds (repayment) of lease debt                       (219)           690
   Payment for purchase of treasury stock                      -         (3,087)
                                                        ---------      ---------
   Net cash provided by (used in) financing activities     3,757         (1,742)
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property and equipment        (2,689)        (2,916)
   Loans and advances (to) from affiliates, related
     companies and shareholders                           (3,961)        (2,196)
   Payment for purchase of interest in subsidiaries         (622)       (16,025)
   Payment for purchase of intangible assets                (164)          (162)
   Proceeds from sale of assets                               55            210
                                                        ---------      ---------
   Net cash used in investing activities                  (7,381)       (21,089)
                                                        ---------      ---------

Effect of exchange rate changes on cash                     (124)           (48)

Net increase (decrease) in cash and cash equivalents          20        (14,512)
Cash and cash equivalents, beginning of year               1,587         16,939
                                                        ---------      ---------

Cash and cash equivalents, end of period                  $1,607         $2,427
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

3.       Net Income (Loss) Per Share

     Net income  (loss) per share is computed by dividing net income or net loss
by  the  weighted  average  number  of  voting  and  non-voting   common  shares
outstanding.

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

5.       Supplemental Disclosure of Cash Flow Information

                                                Six months ended November 30
                                                    1996                 l995
         Cash paid during the period for
              Interest                             $ 903                $ 947
              Income taxes                         1,375                  727

     During the period ended November 30, 1995, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP.

     During the period ended November 30, 1996, in connection with its acquisition of 300 shares of the share capital of ULSA, the Company incurred a future obligation of $1,030.

     During the period ended November 30, 1996, capital lease obligations of $1,258 were incurred when the Company entered into leases for new capital equipment.

6.       Capital Stock and Additional Paid In Capital

     During the period ended November 30, 1996, ULSA acquired 300 shares (or 1.9%) of its own common stock from independent investors in ULSA for a total consideration of $1,550, out of which $515 was paid during the period.

     On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $15 per share. The investor received certain antidilution and preemptive subscription rights. The antidilution provisions provide that if the Company issues its Common Stock to repay the $15,000 note owed to Unilab Corporation (a Delaware corporation "Unilab"), it will transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor will remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions. The Company has a call right on the shares of the investor at a price of $18 per share, exercisable on or before January 15, 1997.

     As of December 31, 1996, the $15,000 note due Unilab was unpaid. Accordingly, pursuant to the agreement with Unilab dated as of June 30, 1995, the note's principal, together with accrued but unpaid interest of $750 as of December 31, 1996 ($625 as of November 30, 1996), converted into 1,394,963 newly- issued shares of Common Stock. Further, pursuant to the antidilution provisions referred to above, the Company issued to the investor 75,655 newly-issued shares of Common Stock, for no additional consideration. Had the Unilab note converted as of June 1, 1996, the results of operations for the three and six months ended November 30, 1996, would have been as follows (unaudited):

                                            Three months             Six months
                                               ended                   ended
                                             November 30,           November 30,
                                                1996                     l996
                                             -----------            -----------
 Sales                                         $26,771                 $49,615

 Operating income                                2,106                   2,468

 Net income (loss)                               1,022                     (98)

 Weighted average common shares outstanding  7,926,120               7,807,670

 Earnings (loss) per share of common stock       $0.13                  ($0.01)


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

     Also on July 23, 1996, the Company, through GUCT, made a loan of $700 to NDA. In August, November and December 1996, and in January 1997, the Company made further loans to NDA, totaling $605 (together with the initial $700: the "NDA Loan"). The NDA Loan bears interest at 12 % per annum and is unsecured. The NDA Loan was originally repayable in principal and interest on December 31, 1996. In connection with ongoing discussions with a view to increase the Company's stake in NDA, the Company has agreed to postpone the repayment in principal and interest of the NDA Loan to June 30, 1997.

MISE S.A.

     During the period ended November 30, 1996, MISE, an equity investee, had no activity, however the Company's management is of the opinion that there has been no impairment of its investment, and that operations will start in fiscal year 1997. Accounting principles generally accepted in the U.S. require that know-how and marketing plans such as those purchased by MISE, purchased from either related or unrelated parties, be expensed as incurred. Accordingly, during the year ended May 31, 1996, the Company has recognized a loss from its equity investee of $3,000.

UNIMED

     On October 8, 1996, the Company, through a subsidiary, signed a joint venture agreement with the State Affiliated company MEDINCENTER of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company will invest an amount of $240 and will hold 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which will establish a diagnostic laboratory in Moscow and provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The new Unimed laboratory is expected to start operations in 1997.

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

                                                   Six Months Ended November 30,
                                                       1996              1995
                                                       ----              ----

Revenues from unaffiliated customers:
  Diagnostic Laboratory Division                    $ 46,796          $ 45,783
  Clinical Trials Division                             2,819             1,892
  Healthcare Management Services Division                  -                 -

Operating Profit or Loss:
  Diagnostic Laboratory Division                       4,553             4,760
  Clinical Trials Division                            (2,085)               (3)
  Healthcare Management Services Division                  -                 -

Identifiable Assets:
  Diagnostic Laboratory Division                     126,700            120,159
  Clinical Trials Division                             6,524              2,032
  Healthcare Management Services Division                  -                  -

9.       Subsequent Event

     As discussed in Note 6, on January 1, 1997, the note payable to Unilab in the principal amount of $15,000, together with accrued but unpaid interest of $750, converted into 1,394,963 newly-issued shares of Common Stock. As a result, total Stockholders' Equity increased from $41,270 to $57,020.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Company's results of operations for the period ended November 30, 1996, include the operations of the Company's core business (the "Diagnostic Laboratory Division") and of the Company's expanded activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division") and in healthcare management services (the "Healthcare Management Services Division"). The following tables present a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations.

                                         Three months ended November 30, 1996
                                       -----------------------------------------
                                                       Healthcare
                                       Diagnostic  Management Clinical
                                       Laboratory   Services   Trials    As
                                        Division    Division  Division reported
                                       ---------   ---------  --------  --------
REVENUE                                 $25,169         -     $1,602    $26,771

Operating expenses:
     Salaries and related charges         9,590         -        835     10,425
     Supplies                             4,436         -         59      4,495
     Other operating expenses             5,968         -      1,785      7,753
     Depreciation and amortization
      of tangible assets                  1,366         -         38      1,404
     Amortization of intangible
      assets                                576         -         12        588
                                     ----------- ----------- -------- ----------
OPERATING INCOME (LOSS)                   3,233         -     (1,127)     2,106

Interest, net                              (860)        -        (46)      (906)
Equity in loss of affiliates                  -         -        (39)       (39)
Other, net                                  758         -         (2)       756
                                     ----------- ---------- --------- ----------
Income (loss) before taxes and
     minority interests                  3,131          -     (1,214)     1,917
Tax provision                           (1,181)         -        322       (859)
                                     ---------- ----------  --------  ----------
Income (loss) before minority
     interests                           1,950          -       (892)     1,058
Minority interests in income              (411)         -          -       (411)
                                     ---------- ----------  --------  ----------
NET INCOME (LOSS)                       $1,539         $0      ($892)      $647
                                     =========  =========   ========  ==========
Weighted average common
     shares outstanding              6,455,502  6,455,502  6,455,502  6,455,502

Earnings (loss) per share of
     common stock                        $0.24      $0.00     ($0.14)     $0.10



                                               Six months ended November, 1996
                                      -----------------------------------------
                                                   Healthcare
                                       Diagnostic  Management Clinical
                                       Laboratory   Services   Trials    As
                                        Division    Division  Division reported
                                       --------   ----------  -------- --------
REVENUE                                $46,796          -     $2,819    $49,615

Operating expenses:
     Salaries and related charges       19,304          -      1,412     20,716
     Supplies                            8,225          -        104      8,329
     Other operating expenses           10,946          -      3,287     14,233
     Depreciation and amortization
      of tangible assets                 2,622          -         78      2,700
     Amortization of intangible
      assets                             1,146          -         23      1,169
                                      ---------  --------  ----------  ---------
OPERATING INCOME (LOSS)                  4,553          -     (2,085)     2,468

Interest, net                           (1,798)         -        (71)    (1,869)
Equity in loss of affiliates                 -          -        (73)       (73)
Other, net                                 200          -         (2)       198
                                      ---------  --------   ---------  ---------
Income (loss) before taxes and
  minority interests                     2,955          -     (2,231)       724
Tax provision                           (1,663)         -        639     (1,024)
                                      ---------  --------   ---------  ---------
Income (loss) before minority
  interests                              1,292          -     (1,592)      (300)
Minority interests in income              (548)         -          -       (548)
                                      ---------  --------   ---------   --------
NET INCOME (LOSS)                         $744         $0    ($1,592)     ($848)
                                        ======     ======     ======      ======
Weighted average common
  shares outstanding                 6,358,963  6,358,963  6,358,963  6,358,963

Earnings (loss) per share of
  common stock                           $0.12     $0.00      ($0.25)    $(0.13)


     The Company's results for the three and six month periods ended November 30, 1996, give effect to the acquisition by UniHolding and UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the six month period ended November 30, 1995 included a 40% minority interest on UGL's earnings for the month of June 1995. The following table presents the required adjustments to the results of operations for the six month period ended November 30, 1995, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1995 (unaudited). The results of operations for the three and six month periods ended November 30, 1995 were translated into U.S. dollars using the exchange rates which were then valid.

                                         Three months ended November 30, 1996
                                       -----------------------------------------
                                                       Healthcare
                                       Diagnostic  Management Clinical
                                       Laboratory   Services   Trials    As
                                        Division    Division  Division reported
                                       ---------   ---------  --------  --------
 REVENUE                               $24,616            -     $996     $25,612

 Operating expenses:
     Salaries and related charges       10,253          -          -     10,253
     Supplies                            3,903          -          -      3,903
     Other operating expenses            4,937          -      1,074      6,011
     Depreciation and amortization
      of tangible assets                 1,389          -          6      1,395
     Amortization of intangible
      assets                               609          -          -        609
                                      --------    --------   --------   --------
 OPERATING INCOME (LOSS)                 3,525          -        (84)     3,441

 Interest, net                            (621)         -         (2)      (623)
 Equity in loss of affiliates                -     (3,005)         -     (3,005)
 Other, net                               (449)         -        (96)      (545)
                                      ---------   ---------  --------    -------
 Income (loss) before taxes and
  minority interests                     2,455     (3,005)      (182)      (732)
 Tax provision                            (926)         -        143       (783)
                                      ---------   --------   --------    -------
 Income (loss) before minority
  interests                              1,529     (3,005)       (39)    (1,515)
 Minority interests in income             (487)         -        (10)      (497)
                                      --------    --------   --------    -------
 NET INCOME (LOSS)                      $1,042    ($3,005)      ($49)   ($2,012)
                                       =======    =======     =======    =======
 Weighted average common
  shares outstanding                 6,026,218  6,026,218  6,026,218  6,026,218

 Earnings (loss) per share of
  common stock                          $0.18     ($0.50)    ($0.01)     ($0.33)




                                                                            Six months ended November 30, 1995
                                            --------------------------------------------------------------------------
                                                           Healthcare
                                            Diagnostic     Management     Clinical
                                            Laboratory      Services       Trials
                                            Division        Division      Division    As reported   Adjustments    Pro Forma
                                            --------        --------      --------    -----------   -----------    ---------

REVENUE                                       $45,783             -        $1,892       $47,675                      $47,675
Operating expenses:
 Salaries and related charges                  20,216             -             -        20,216                       20,216
 Supplies                                       7,360             -             -         7,360                        7,360
 Other operating expenses                       9,340             -         1,887        11,227                       11,227
 Depreciation and amortization of
  tangible assets                               2,914             -             7         2,921                        2,921
 Amortization of intangible assets              1,193             -             1         1,194            8 (d)       1,202
                                              --------     ---------      --------      --------        --------     --------
OPERATING INCOME (LOSS)                         4,760             -            (3)        4,757           (8)          4,749

Interest, net                                  (1,093)            -            (3)       (1,096)        (138)(b)      (1,234)
Equity in loss of affiliates                        -        (3,005)            -        (3,005)                      (3,005)
Other, net                                        230             -           (96)          134                          134
                                              --------     ---------      --------      --------        --------     --------
Income (loss) before taxes and
 minority interests                             3,897        (3,005)         (102)          790         (146)            644
Tax provision                                  (1,302)            -           116        (1,186)          41 (c)      (1,145)
                                              --------     ---------      --------      --------        --------     --------
Income (loss) before minority interests         2,595        (3,005)           14          (396)        (105)           (501)
Minority interests in income                     (795)            -           (17)         (812)         116 (a)        (696)
                                              --------     ---------      --------      --------        --------     --------
NET INCOME (LOSS)                              $1,799      ($3,005)           ($2)      ($1,208)         $11         ($1,197)
                                              ========     =========      ========      ========        ========     ========
Weighted average common shares outstanding    6,051,353    6,051,353      6,051,353     6,051,353                    6,051,353

Earnings (loss) per share of common stock      $0.30        ($0.50)       ($0.00)      ($0.20)                        ($0.20)


(a) To record the cancellation of the 40% minority interest in the June 1995 net income of UGL.

(b) To record the interest cost on the repurchase of 40% in UGL at an effective rate of 5.5% for June 1995

(c) To record the tax benefit at 30% on the interest cost on repurchase of 40% in UGL.

(d) To record  goodwill  amortization  on the acquisition of 40% in UGL for June
1995


THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1996 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1995

     Consolidated revenue was $26.8 million and $49.6 million for the three and six months ended November 30, 1996, representing an increase of $1.2 million and $1.9 million respectively (including the effect of the change in the US dollar exchange rate of $1.2 million and $2.1 million for the respective periods) from the comparable prior year period. Revenue generated by the Swiss operations for the six months increased by approximately 3.3% as a result of additional specimen volume of 3.9% partly offset by a decrease in the test mix of 0.6%. Revenue generated by the UK increased in respect of the Diagnostic Laboratory Division due to additional revenue resulting from the new contract with a major public transport service and an existing Government contract being offset by under performance of the private doctors area. Spanish operations increased revenues to $2.9 million, representing an 193% increase from the comparable prior year period. Revenues of $1.6 million and $2.8 million for the three and six months respectively were recorded by the Clinical Trials Division due to the signing of further new contracts.

     Operating income for the six months ended November 30, 1996 decreased by $2.3 million (including the effect of the change in the US dollar exchange rate of $0.4 million) versus the comparable prior year. The small decrease in operating income of the Diagnostic Laboratory Division ($0.2 million) reflects increased reagent and other operating costs. Italian operations continue to maintain a small positive contribution to operating income. Operating results of Spanish operations are rapidly improving and showing a positive trend of returning to break-even. The variance in operating results of the Clinical Trials Division (an operating loss of $2.1 million as compared to $0.3 million) reflects fixed expenses which are not matched with income to be recorded in the future from a backlog of contracts due to lead-time of up to six months from the signing of a contract to the actual start of a study.

     Interest expense, net, increased $0.3 million and $0.8 million during the three and six months ended November 30, 1996 respectively as compared to the prior year, primarily due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL and other capital expenditures, partly offset by a decrease in interest rates.

     Other income of $0.7 million and $0.2 million was recorded of the three and six months respectively, resulting from foreign currency transactions and changes in foreign currency positions, as compared to losses of $0.5 million and gains of $0.1 million in the prior year comparable periods.

     Provision for income taxes decreased $0.2 million in the six months ended November 30, 1996, and increased $0.1 million in the three months ended November 30, 1996 after taking into account the period losses of UCT which gave rise to a tax benefit of $0.3 million and $0.6 million respectively, which management believes it is more likely than not that the Company will recover through future income of such Division in view of the already existing backlog of contracts. Other potential future tax benefits arising from losses of other subsidiaries (primarily in Spain) have been entirely provided for.

     Minority interests in income decreased substantially as compared to the comparable prior year, resulting primarily from the decrease in the minority interests in income due to the acquisition of the 40% minority interest in UGL as of June 30,

1995, and the acquisition of 1.9% minority interest in ULSA as of June 1, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended November 30, 1996 amounted to $3.8 million, a decrease of $4.6 million from the prior year primarily due to working capital needs of the Diagnostic Laboratory Division and the net losses of the Clinical Trials Division.

     Net cash provided by financing activities for the six months ended November 30, 1996 was $3.8 million, as compared to $1.7 million used in financing activities in the prior year period. The increase of $5.5 million primarily resulted from the issuance of new shares of common stock, increased borrowing primarily from overdraft facilities in conjunction with reduced repayment of long term debt as compared to the prior year, and the use of $2.9 million in the prior year to purchase treasury stock.

     Net cash used in investing activities for the period ended November 30, 1996 was $7.4 million, a decrease of $13.7 million from the prior period, consisting primarily of the purchase of the 40% minority interest in UGL in the prior period, offset in the current period by increased lending to affiliates of $3.9 million including $2.8 million to the Company's controlling shareholder and $0.9 million to NDA.

     The Company's bank facilities provide for a total of approximately $40.2 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of January 13, 1997, the Company had approximately $3.2 million of availability under the aggregate credit facilities.

     On July 23, 1996, the Company issued 333,333 new shares of its common stock to a U.S. institutional investor at $15.00 per share.

     As of November 30, 1996, the Company had a working capital deficiency of $14.2 million at November 30, 1996, compared to $9.8 million at May 31, 1996. The increase in the deficiency was due primarily to the reclassification as a current liability of the short-term portion of long-term debt owed by ULSA maturing on June 30, 1997. Of that amount of $15.8 million, $15 million was due to Unilab on June 30, 1996. All interest accrued as of March 31 and June 30, 1996, have been paid by UGL. As of December 31, 1996, the $15,000 note due Unilab was unpaid. Accordingly, pursuant to the agreement with Unilab dated as of June 30, 1995, the note's principal, together with accrued but unpaid interest of $750 as of December 31, 1996 ($625 as of November 30, 1996), converted into 1,394,963 newly-issued shares of Common Stock. As a result of the conversion, the Company's working capital was restated at $1.4 million.

     With respect to the Diagnostic Laboratory Division, the Company believes that the liquidity provided by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1997 including anticipated operating expenses arising from the Company's recent expansion into the Spanish and Italian markets, as well as debt repayments.

     With respect to the Clinical Trials Division, the Company believes that the liquidity provided by the cash flow from the Diagnostic Laboratory Division operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1997 including anticipated operating expenses arising from the Company's recent expansion into the clinical trials, as well as debt repayments.

     With respect to the Healthcare Management Services Division, the Company is currently reviewing detailed marketing plans for several countries, with a view to start actual operations during the fiscal year 1996/97. The Company believes that no significant new funding will be required to meet working capital requirements during that period.

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

         In briefs in reply dated September 1996, PARIBAS FINANZIARIA on one hand, and Mr. MANZALI on the other, vigorously contested again all the claims made by ACC. Further, PARIBAS FINANZIARIA continued to contest the competence of the Arbitral Tribunal over itself. Accordingly, ACC has proposed, and the Arbitral Tribunal has agreed, that this specific issue will be pleaded separately in January 1997, after which the Arbitral Tribunal will decide what should be the following steps. ACC had previously informed the Company that, independently from the arbitration, it filed suit against BANQUE PARIBAS (France), BANQUE PARIBAS (Suisse) and BANQUE PARIBAS (Milan) before the Commercial Court of Paris (France).

         The Company's management will continue to monitor and report the progress of the proceedings.

         See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1996 Annual Report on Form 10-K.

Item 5. Other items

Conversion of Unilab Note

         On January 1, 1997, the note payable to Unilab Corporation in the principal amount of $15 million, together with accrued but unpaid interest of $750,000, was converted into 1,394,963 newly-issued shares of Common Stock. As a result, total Stockholders' Equity increased from $41.2 million to $57.0 million. The Company intends to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the shares arising from such conversion and certain other outstanding shares of Common Stock.

Amendment and Restatement of the Certificate of Incorporation

         On January 8, 1997, the Company filed with the Secretary of State of Delaware its Amended and Restated Certificate of Incorporation. As described in an Information Statement that was transmitted to Stockholders on or about December 16, 1996, the Amended and Restated Certificate of Incorporation, among other things, classified the Board of Directors into three classes, with one class being elected each year, and, in general, provided that special meetings of Stockholders may be called by specified officers of the Company and not by Stockholders.

Plans to Maximize Shareholder Value

         The Company announced on February 27, 1996 that it is considering several alternative proposals to maximize shareholder values, including the selling of a minority or majority stake in some of its operations, and the floating of one or more of its subsidiaries on a major European exchange. The Company expects that such action will generate cash permitting the financing of new developments and/or acquisitions in countries which offer significant potential opportunities. The Company continues actively pursuing those alternatives.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits.

        3 Amended and Restated Certificate of Incorporation

       27 Financial Data Schedule


       (b) Reports on Form 8-K. There have been no reports on Form 8-K during the quarter ended November 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             UniHolding Corporation


                             By: BRUNO ADAM
                                 ------------------------
                                 Bruno Adam, CFO




Date:    01-17 -97