Form 10-Q/A
period 1996-11-30
UNIHOLDING CORP
filed 1997-01-23
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A-1


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

            UNIHOLDING CORPORATION AND SUBSIDIARIES Form 10-Q/A-1 for the
                    Quarterly Period Ended November 30, 1996


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
     authorized  18,000,000 shares; issued
     6,157,118 at November 30, 1996 (pro-
     forma 7,627,736 at November 30, 1996)
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

                                         Three months ended November 30, 1995
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


                             UniHolding Corporation


                             By: BRUNO ADAM
                                 ------------------------
                                 Bruno Adam, CFO




Date:    01-21 -97