Form 10-Q
period 1997-02-28
UNIHOLDING CORP
filed 1997-05-29
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       February 28, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of May 6, 1997, there were 7,926,120 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

            UNIHOLDING CORPORATION AND SUBSIDIARIES  Form 10-Q for the Quarterly
                    Period Ended November 30, 1996


                                      INDEX

                                                                         Page

Part I      -    FINANCIAL INFORMATION:

    Item 1.      Financial Statements                                        3

           Consolidated Balance Sheets - February 28, 1997
               (unaudited) and May 31, 1996                                  4

           Unaudited Consolidated Statements of
               Operations - Three month and nine month periods
               ended February 28, 1997 and February 29, 1996                 6

           Unaudited Consolidated Statements of Cash
               Flows - Nine month periods ended
               February 28, 1997 and February 29, 1996                       7

           Notes to Unaudited Consolidated Financial Statements              8

    Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12


Part II     -     OTHER INFORMATION:

    Item 1.      Legal Proceedings                                           19

    Item 5.      Other Items                                                 19

    Item 6.      Exhibits                                                    20

                  Signatures                                                 21

                         PART I - FINANCIAL INFORMATION


    Item 1.      Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              February 28,             May 31,
ASSETS                                           1997                    1996
                                                 ----                    ----
                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $5,178                  $1,587
   Accounts receivable, net of allowance
     for doubtful accounts                       18,802                  18,726
   Due from related companies                     7,633                   4,960
   Inventories                                    1,958                   1,910
   Prepaid expenses                               2,510                   2,535
   Other current assets                           3,106                   1,051
                                                --------                --------
        Total current assets                     39,187                  30,769
                                                --------                --------
NON-CURRENT ASSETS:
   Long-term notes receivable                       818                     818
   Intangible assets, net                        31,927                  54,828
   Property, plant and equipment, net            28,552                  33,238
   Investment in equity affiliates                  483                   1,423
   Other assets, net                              2,396                   2,176
                                                --------                --------
        Total non-current assets                 64,176                  92,483
                                                --------                --------
                                               $103,363                $123,252
                                               =========               =========


                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                          February 28,     May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1997          1996
                                          -----------     --------
                                           (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                           $6,543        $6,686
   Lease payable, short-term portion          1,493         1,331
   Payable to related parties                     -             9
   Trade payables                             8,569         6,843
   Accrued liabilities                        4,906         4,568
   Note payable                                   -        15,000
   Long-term debt, current portion            7,855         2,971
   Taxes payable, current portion             4,515         3,175
                                            --------      --------
        Total current liabilities            33,881        40,583
                                            --------      --------
NON-CURRENT LIABILITIES:
   Lease payable, non-current                 2,639         2,633
   Long-term debt, non-current               26,554        35,721
   Taxes payable, long-term portion             170           199
   Deferred taxes                               177         4,410
                                            --------      --------
        Total non-current liabilities        29,540        42,963
                                            --------      --------
        Total liabilities                    63,421        83,546
                                            --------      --------
MINORITY INTERESTS                            5,370         5,464
                                            --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; Voting;
     authorized  18,000,000 shares; issued
     7,627,736 at February 28, 1997
     and 5,823,785 at May 31, 1996              76            58
     Non-Voting; authorized 2,000,000
     shares; issued and outstanding
     298,384 at February 28, 1997, and
     298,384 at May 31, 1996                     3             3
   Additional paid-in capital               53,161        32,429
   Cumulative translation adjustment          (362)         (239)
   Retained earnings                       (14,910)        5,153
                                           -------       --------
                                            37,968        37,404
   Less - cost of 176,388  shares of
    Common  Stock held in  treasury at
    February 28, 1997 and May 31, 1996,
    respectively                            (3,396)       (3,162)
                                           -------       --------
         Total stockholders' equity         34,572        34,242
                                           -------       --------
                                          $103,363      $123,252
                                           =======       ========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                        Three Months ended   Nine Months ended
                                        Feb. 28   Feb. 29   Feb. 28,    Feb. 29,
                                         1997      1996       1997        1996
                                        ------    ------     ------      ------
REVENUE                                $24,108   $23,587    $73,723     $71,262

Operating expenses:
   Salaries and related charges          9,806    10,505     30,522      30,721
   Supplies                              4,479     3,922     12,808      11,282
   Other operating expenses              8,066     6,524     22,299      17,751
   Depreciation and amortization of
     tangible assets                     1,241     1,176      3,941       4,097
   Write down of real estate             6,400         -      6,400           -
   Amortization of intangible assets       980       633      2,149       1,827
   Write down of intangible assets      25,222         -     25,222           -
                                        -------  --------   --------    --------
OPERATING INCOME                       (32,086)      827    (29,618)      5,584

Interest, net                             (762)     (873)    (2,631)     (1,969)
Equity in loss of affiliates              (225)        -       (298)     (3,005)
Other, net                               8,342       338      8,540         472
                                        -------  --------   --------    --------
Income (loss) before taxes and
  minority interests                   (24,731)      292    (24,007)      1,082
Tax provision                            2,534        22      1,510      (1,164)
                                        -------  --------   --------    --------
Income (loss) before minority
  interests                            (22,197)      314    (22,497)        (82)

Minority interests in income             2,982      (209)     2,434      (1,021)
                                       --------  --------   --------    --------
NET INCOME (LOSS)                     ($19,215)     $105   ($20,063)    ($1,103)
                                       ========  ========   ========    ========
Weighted average common shares
  outstanding                        7,419,574  5,959,682  6,708,615   6,021,132
Earnings (loss) per share of
  common stock                          ($2.59)    $0.02     ($2.99)    ($0.18)

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            Nine Months ended
                                                      February 28,  February 29,
                                                           1997           1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       ($20,063)       ($1,103)
   Adjustments to reconcile net income to net cash
   provided by operations:
   Equity in loss of affiliates                              298          3,005
   Minority interests in income                           (2,434)         1,021
   Depreciation and amortization of tangible assets       10,341          4,097
   Amortization of intangible assets                      27,371          1,827
   Other non-cash income (expenses)                       (6,964)           (40)
   Net changes in assets and liabilities, net of
    acquisitions:
    (Increase) Decrease in accounts receivable            (1,417)          (582)
    (Increase) Decrease in inventories                       (84)          (173)
    (Increase) Decrease in prepaid expenses                 (181)           918
    (Increase) Decrease in other assets                   (2,171)           451
    Increase (Decrease) in trade payables                    640          1,045
    Increase (Decrease) in accrued liabilities               379            158
    Increase (Decrease) in reserve for taxes               2,341            254
    Increase (Decrease) in deferred taxes                 (5,301)          (741)
                                                        ---------      ---------
   Net cash provided by operating activities               2,755         10,137
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of share capital            5,000          1,240
   Repayment of long-term debt                            (4,652)          (750)
   Cash proceeds from long-term debt                       7,376          4,248
   Proceeds (reimbursement) from (of) bank overdrafts       (426)          (424)
   Dividend paid to minority shareholders                   (216)          (335)
   Proceeds (repayment) of lease debt                       (308)         1,839
   Payment for purchase of treasury stock                   (249)        (3,087)
                                                        ---------      ---------
   Net cash provided by (used in) financing activities     6,525          2,731
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property and equipment        (3,949)        (5,638)
   Loans and advances (to) from affiliates, related
     companies and shareholders                           (9,393)        (6,005)
   Payment for purchase of interest in subsidiaries       (5,049)       (16,594)
   Payment for purchase of intangible assets                (125)          (271)
   Proceeds from sale of assets                           13,401            285
                                                        ---------      ---------
   Net cash used in investing activities                  (5,115)       (28,223)
                                                        ---------      ---------

Effect of exchange rate changes on cash                     (574)           (52)

Net increase (decrease) in cash and cash equivalents       3,591        (15,407)
Cash and cash equivalents, beginning of year               1,587         16,939
                                                        ---------      ---------

Cash and cash equivalents, end of period                  $5,178         $1,532
                                                         =======        =======
                        See notes to financial statements

                    UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Monetary amounts in thousands, except per share data)

1.       Basis of Presentation

         The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliate MISE S.A. is accounted for on the equity method. The investment in the Company's equity affiliate NDA Clinical Trials Services Inc. was accounted for on the equity method until January 31, 1997, the date of the merger discussed below, after which date its financial statements have been fully consolidated.


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

5.       Supplemental Disclosure of Cash Flow Information

                                Nine months ended
                            February 28, February 29,
                                                    1997                l996
         Cash paid during the period for
              Interest                            $1,543               $1,518
              Income taxes                         1,489                1,735

         During the period ended February 29, 1996, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to JSP. During the period ended February 28, 1997, the $15,000 note and $750 accrued interest was converted into 1,394,963 newly issued shares of Common Stock.

         During the period ended February 28, 1997, capital lease obligations of $1,655 were incurred when the Company entered into leases for new capital equipment.

6.      Restructure and Recapitalization of ULSA

         The share capital of ULSA was restructured on February 24, 1997. As a result thereof, the ULSA share capital was divided into 120,000 registered shares of SFr.20 par value each and 140,000 bearer shares of SFr.40 par value each. Each share (both registered and bearer) is entitled to one vote.
Accordingly, the 120,000 registered shares, representing 25% of ULSA's share capital, also represents 40% of the votes. In accordance with Swiss law, each shareholder as of February 24, 1997, received its proportionate amount of new registered and bearer shares, and all old shares were canceled. Accordingly, all amounts of ULSA shares disclosed herein are the amounts after such restructuring has become effective.

         During the period ended February 28, 1997, ULSA acquired 3,750 bearer shares (or 1.9%) of its own common stock from unaffiliated investors in ULSA for a total consideration of SFr.2,010 ($1,550), all of which was paid during the period.

         Also during the period ended February 28, 1997, ULSA acquired 10,000 bearer shares (or 5.0%) of its own common stock from the Company's controlling shareholder, Unilabs Holdings SA, for an initial consideration of SFr.6,500 ($5,000), which was paid through a partial set-off of advances previously made. Subsequent to February 28, 1997, ULSA acquired a further 10,000 bearer shares (or 5.0%) of its own common stock from Unilabs Holdings SA, for an initial consideration of SFr.6,500, which was paid through a partial set-off of advances previously made. According to the related purchase contracts, the purchase price is subject to an adjustment whereby the Company will pay Unilabs Holdings SA 50% of the excess of the price per share on the first day of trading of the ULSA shares on the Swiss Exchange after the ULSA initial public offering discussed below and the price initially set. Based upon the last price paid on April 25, 1997 (the first day of trading of the ULSA shares on the Swiss Exchange), of SFr.705 per new ULSA bearer share, an amount of SFr.550 will be due by the Company to Unilabs Holdings SA.

         During the period ended February 28, 1997, UGL and ULSA sold an aggregate of 30,000 shares (or 15.0%) of ULSA's common stock to three financial institutions for a total consideration of SFr.19,500 (approximately $15,000). As a result of this series of transactions, the Company owned approximately 79% of ULSA as of February 28, 1997. On April 24, 1997, the initial public offering of 40,000 new shares by ULSA (representing 20% of ULSA's equity) and 44,000 shares by the Company closed, and the Company received aggregate net proceeds of approximately SFr. 40.0 million (approximately $27.0 million at the exchange rate then in effect). Such offering was made at the price of SFr.675 per bearer share. The Company's holding in ULSA was reduced to approximately 60% following the public offering. The shares of ULSA were listed on the Swiss Exchange on April 25, 1997.

Capital Stock and Additional Paid In Capital

         On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $15 per share. The antidilution provisions of the related agreement provided that if the Company issued its Common Stock to repay the $15,000 note owed to Unilab Corporation (a Delaware corporation "Unilab"), it would transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor would remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions.

         As of December 31, 1996, the $15,000 note due Unilab was unpaid. Accordingly, pursuant to the agreement with Unilab dated as of June 30, 1995, the note's principal, together with accrued but unpaid interest of $750 as of December 31, 1996, converted into 1,394,963 newly-issued shares of Common Stock. Further, pursuant to the antidilution provisions referred to above, the Company issued to the investor 75,655 newly-issued shares of Common Stock, for no additional consideration.


7.       Recapitalization of the Clinical Trials Segment

         As of July 23, 1996, the Company transferred the assets of its Clinical Trials Division, consisting of 100% of the equity of Unilabs Clinical Trials Limited, 100% of the equity of Pharmasoft SA and 17% of the equity of NDA to a newly formed wholly-owned British Virgin Islands subsidiary, Global Unilabs Clinical Trials Ltd. ("GUCT") in exchange for 217,000 ordinary shares representing all of the issued and outstanding shares of GUCT. After the transaction, GUCT was a wholly-owned subsidiary of UniHolding. The ownership of the 217,000 shares of GUCT was then transferred to UGL.

         Also on July 23, 1996, the Company, through GUCT, made a loan of $700 to NDA. From August 1996 through January 1997, the Company made further loans to NDA, totaling $1,200. GUCT entered into and closed a Master Combination Agreement (the "UCTI Agreement")dated as of January 31, 1997 with NDA and the stockholders of NDA. Pursuant to the UCTI Agreement, GUCT and the NDA stockholders contributed their respective holdings in NDA (aggregating 100%) and GUCT contributed its 100% holdings in UCT and Pharmasoft to a newly-formed Delaware corporation, UCT International Inc. ("UCTI"). GUCT also converted an aggregate of approximately $1,900 of debt of NDA and approximately $600 of debt of UCT into equity of NDA and UCT respectively, which were exchanged for stock of UCTI. Further, GUCT contributed approximately $2,200 to UCTI which, together with the other contributions of stock, caused GUCT's ownership in UCTI to be approximately 70% at January 31, 1997. The transactions were accounted for as a recapitalization.

8. Investment in Equity Affiliate; Istanbul Laboratory

         On January 31, 1997, the Company, through a subsidiary, signed an agreement for the acquisition of 70% of an Istanbul-based laboratory, with an option to increase the participation to 95%. The Company made this acquisition together with another investor, and will thus initially own a controlling interest of approximately 43% of the Turkish laboratory, for an investment of approximately $600.

9.       Segment Information

         During the year ended May 31, 1996, the Company expanded its activities in testing performed in relation with clinical trials for the pharmaceutical industry, and therefore distinguishes its core clinical laboratory business (the "Diagnostic Laboratory Division") from its clinical trials testing business (the "Clinical Trials Division"). In connection therewith, the Company transferred to UCT, as of June 1, 1996, certain clinical trials activities previously performed by JSP. Accordingly, for analysis and comparative purposes, the activities conducted by JSP in the clinical trials business during both years have been included under the Clinical Trials Segment.

     Following are the key financial data of the respective businesses for purposes of segment information. Such information does not include segment data relating to the Company's investment in unconsolidated affiliates.

                                                         Nine Months Ended
                                                   February 28,     February 29,
                                                       1997              1996
                                                       ----              ----

Revenues from unaffiliated customers:
  Diagnostic Laboratory Division                    $ 69,108          $ 68,263
  Clinical Trials Division                             4,615             2,999
  Healthcare Management Services Division                  -                 -

Operating Profit or Loss:
  Diagnostic Laboratory Division                     (26,521)            6,294
  Clinical Trials Division                            (3,097)             (710)
  Healthcare Management Services Division                  -                 -

Identifiable Assets:
  Diagnostic Laboratory Division                      93,195            126,275
  Clinical Trials Division                            10,168              1,780
  Healthcare Management Services Division                  -                  -

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company's results of operations for the period ended February 28, 1997, include the operations of the Company's core business (the "Diagnostic Laboratory Division") and of the Company's expanded activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division") and in health care management services (the "Healthcare Management Services Division"). The following tables present a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations.


                                         Three months ended February 28, 1997
                                       -----------------------------------------
                                                   Healthcare
                                       Diagnostic  Management Clinical
                                       Laboratory   Services   Trials    As
                                        Division    Division  Division  reported
                                       ---------   ---------  --------  --------
REVENUE                                 $22,271         -     $1,837    $24,108

Operating expenses:
     Salaries and related charges         9,289         -        517      9,806
     Supplies                             3,915         -        564      4,479
     Other operating expenses             6,345         -      1,721      8,066
     Depreciation and amortization
      of tangible assets                  1,201         -         40      1,241
     Write down of real estate            6,400         -          0      6,400
     Amortization of intangible
      assets                                973         -          7        980
     Write down of intangible assets     25,222                    0     25,222
                                     -----------  ----------  -------  ---------
OPERATING INCOME (LOSS)                 (31,074)        -     (1,012)   (32,086)

Interest, net                              (754)        -         (8)      (762)
Equity in loss of affiliates               (298)        -         73       (225)
Other, net                                8,338         -          4      8,342
                                     -----------  ---------   -------  ---------
Income (loss) before taxes and
     minority interests                (23,788)         -       (943)   (24,731)
Tax provision                            2,279          -        255      2,534
                                     ----------   --------    ------   ---------
Income (loss) before minority
     interests                         (21,509)         -       (888)   (22,197)
Minority interests in income             2,783          -        199      2,982
                                     ----------   --------    ------   ---------
NET INCOME (LOSS)                     ($18,762)         $0     ($489)  ($19,215)
                                     =========    ========    =======  =========
Weighted average common
     shares outstanding              7,419,574   7,419,574   7,419,574 7,419,574

Earnings (loss) per share of
     common stock                       ($2.52)     $0.00     ($0.07)    ($2.59)

                                           Nine months ended February 28, 1997
                                      -----------------------------------------
                                                   Healthcare
                                       Diagnostic  Management  Clinical
                                       Laboratory   Services   Trials    As
                                        Division    Division  Division reported
                                       --------   ----------  -------- --------


REVENUE                                $69,067          -     $4,656    $73,723

Operating expenses:
     Salaries and related charges       28,593          -      1,929     30,522
     Supplies                           12,140          -        668     12,808
     Other operating expenses           17,291          -      5,008     22,299
     Depreciation and amortization
      of tangible assets                 3,823          -        118      3,941
     Write down of real estate           6,400          -          0      6,400
     Amortization of intangible
      assets                             2,119          -         30      2,149
     Write down of intangible assets    25,222          -          0     25,222
                                      ---------  --------  ----------  ---------
OPERATING INCOME (LOSS)                (26,521)         -     (3,097)   (29,618)

Interest, net                           (2,552)         -        (79)    (2,631)
Equity in loss of affiliates              (298)         -          0       (298)
Other, net                               8,538          -          2      8,540
                                      ---------  --------   ---------  ---------
Income (loss) before taxes and
  minority interests                   (20,833)         -     (3,174)   (24,007)
Tax provision                              616          -        894      1,510
                                      ---------  --------   ---------  ---------
Income (loss) before minority
  interests                            (20,217)         -     (2,280)   (22,497)
Minority interests in income             2,235          -        199      2,434
                                      ---------  --------   ---------   --------
NET INCOME (LOSS)                     ($17,982)        $0    ($2,081)  ($20,063)
                                        ======     ======     ======    ========
Weighted average common
  shares outstanding                 6,708,615  6,708,615  6,708,615  6,708,615

Earnings (loss) per share of
  common stock                          ($2.68)    $0.00      ($0.31)    ($2.99)


         The Company's results for the three and nine month periods ended February 28, 1997, give effect to the acquisition by UniHolding and UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the nine month period ended February 29, 1996 included a 40% minority interest in UGL's earnings for the month of June 1995. The following table presents the required adjustments to the results of operations for the nine month period ended February 29, 1996, providing a comparative analysis with the comparable period in the current fiscal year, had the 40% of UGL's common stock been acquired as of June 1, 1995 (unaudited). The results of operations for the three and nine month periods ended February 29, 1996 were translated into U.S. dollars using the exchange rates which were then valid.

                                         Three months ended February 29, 1996
                                       -----------------------------------------

                                       Diagnostic    Clinical
                                       Laboratory     Trials       As
                                        Division     Division    reported
                                       ---------     --------    --------
 REVENUE                               $22,480        $1,107      $23,587

 Operating expenses:
     Salaries and related charges        9,957           548       10,505
     Supplies                            3,915             7        3,922
     Other operating expenses            5,291         1,233        6,524
     Depreciation and amortization
      of tangible assets                 1,157            19        1,176
     Write down of real estate               0             0            0
     Amortization of intangible
      assets                               626             7          633
     Write down of intangible assets         0             0            0
                                       --------       -------      -------
 OPERATING INCOME (LOSS)                 1,534          (707)         827

 Interest, net                            (866)           (7)        (873)
 Equity in loss of affiliates                0             0            0
 Other, net                                730          (392)         338
                                       --------       -------      -------
 Income (loss) before taxes and
  minority interests                     1,398        (1,106)         292
 Tax provision                            (252)          274           22
                                       --------       -------      -------
 Income (loss) before minority
  interests                              1,146          (832)         314
 Minority interests in income             (196)          (13)        (209)
                                       --------       -------      -------
 NET INCOME (LOSS)                       $ 950         ($845)       $ 105
                                       ========
 Weighted average common
  shares outstanding                 5,959,682      5,959,682    5,959,682

 Earnings (loss) per share of
  common stock                          $0.17          ($0.14)      $0.02

                                                                  Nine months ended February 29, 1996
                                            --------------------------------------------------------------------------------

                                            Diagnostic      Clinical
                                            Laboratory       Trials
                                            Division        Division    As reported   Adjustments    Pro Forma
                                            --------        --------    -----------   -----------    ---------

REVENUE                                       $68,263        $2,999       $71,262                      $71,262
Operating expenses:
 Salaries and related charges                  30,173           548        30,721                       30,721
 Supplies                                      11,275             7        11,282                       11,282
 Other operating expenses                      14,631         3,120        17,751                       17,751
 Depreciation and amortization of
  tangible assets                               4,071            26         4,097                        4,097
 Write down of real estate                          0             0             0
 Amortization of intangible assets              1,819             8         1,827              8(d)      1,835
 Write down of intangible assets                    0             0             0
                                              --------      --------      --------        --------     --------
OPERATING INCOME (LOSS)                         6,294          (710)        5,584             (8)        5,576

Interest, net                                  (1,959)          (10)       (1,969)          (138)(b)    (2,107)
Equity in loss of affiliates                   (3,005)            -        (3,005)                      (3005)
Other, net                                        960          (488)          472                         472
                                              --------      --------      --------        --------     --------
Income (loss) before taxes and
 minority interests                             2,290        (1,208)        1,082           (146)         936
Tax provision                                  (1,554)          390        (1,164)            41 (c)   (1,123)
                                              --------      --------      --------        --------     --------
Income (loss) before minority interests           736          (818)          (82)          (105)        (187)
Minority interests in income                     (991)          (30)       (1,021)           116 (a)     (905)
                                              --------      --------      --------        --------     --------
NET INCOME (LOSS)                              ($ 255)       ($ 848)      ($1,103)          $ 11      ($1,092)
                                              ========      ========      ========        ========     ========
Weighted average common shares outstanding    6,021,132     6,021,132    6,021,132        6,021,132   6,021,132

Earnings (loss) per share of common stock      ($0.04)      ($0.14)        ($0.18)                     ($0.18)


(a) To record the cancellation of the 40% minority interest in the June 1995 net income of UGL.

(b) To record the interest cost on the repurchase of 40% in UGL at an effective rate of 5.5% for June 1995

(c) To record the tax benefit at 30% on the interest cost on repurchase of 40% in UGL.

(d) To record goodwill amortization on the acquisition of 40% in UGL for June 1995.

Three and nine month periods ended February 28, 1997 compared with the three and nine month periods ended February 29, 1996

         Consolidated revenue was $24.1 million and $73.7 million for the three and nine months ended February 28, 1997, representing an increase of $0.5 million and $2.4 million respectively (including the effect of the change in the US dollar exchange rate of $1.8 million and $3.9 million for the respective periods) from the comparable prior year period. Revenue generated by the Swiss operations for the nine months increased by approximately 3.0% as a result of additional specimen volume of 2.6% and an increase attributable to test mix of 0.4%. Revenue generated by the UK increased in respect of the Diagnostic Laboratory Division due to additional revenue resulting from an existing Government contract. Spanish operations increased revenues to $4.6 million, representing an 173% increase from the comparable prior year period. Revenues of $1.9 million and $4.7 million for the three and nine months respectively (compared to $1.1 million and $3.0 million in the prior periods) were recorded by the Clinical Trials Division due to the development of a new client base.

         Operating income for the nine months ended February 28, 1997 decreased by $34.9 million (including the effect of the change in the US dollar exchange rate of $0.8 million) versus the comparable prior year. Two main components of the decrease are non-cash charges: (a) the write-down of goodwill in one of the UK subsidiaries of $20.1 million and (b) the write-down in the carrying value of the UK property of $6.4 million. In the course of preparing the consolidated financial statements for the period ended February 28, 1997, management performed its periodic evaluation of the Company's goodwill, based on undiscounted expected future cash flows. As a result thereof, in view of unexpected delays in returning UK operations to a level of profitability meeting the Company's criteria, and in view of the present and estimated future cash flows of such operations, management recorded a charge of approximately $20.1 million to adjust such goodwill to its estimated fair value. Further, the Company changed its amortization policy so that all goodwill is amortized using the straight line method over 20 years, instead of 40 years. As a result, the Company recorded a charge of approximately $3.7 million to adjust accumulated amortization as if such policy had been in effect since the occurrence of the related acquisitions. Further, also in the course of preparing the consolidated financial statements for the period ended February 28, 1997, as a result of its strategic decision to sell the Company's building used by its UK operations, management reconsidered the carrying value of such building in light of current real estate market conditions, and the Company therefore recorded a charge of $6.4 million (the equivalent of (pound)4.0 million) to adjust such carrying value to its currently estimated fair market value. The other contributing operating factors provide a small decrease in operating income of the Diagnostic Laboratory Division ($0.6 million) reflecting increased provision for doubtful debts, reagent and other operating costs. Italian operations have continued to maintain a small positive contribution to operating income. Ignoring the effect of exchange, the cumulative operating loss of Spain for the nine month period is similar to that of the comparable period despite the increased turnover. However, the operating loss incurred during the three months ended February 28, 1997, has been lower than that incurred during the comparable prior year period, indicating a positive trend of returning to profitability. The variance in operating results of the Clinical Trials Division (an operating loss of $3.2 million as compared to $1.5 million) reflects fixed expenses which are not matched with income to be recorded in the future from a backlog of contracts, due to lead-time of up to six months from the signing of a contract to the actual start of a study, these costs are within budgeted limits.

         Interest expense, net, decreased $0.1 million and increased $0.7 million during the three and nine months ended February 28, 1997 respectively as compared to the prior year, primarily due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL, which was repaid in full January 1, 1997 by the issuance of UniHolding share capital, as partly offset by a decrease in interest rates.

         Other income of $8.3 million and $8.5 million were recorded for the three and nine months respectively, resulting from foreign currency transactions, changes in foreign currency positions, and the profit of $6.8 million on sale of shares held in a subsidiary: as compared to income of $0.3 million and gains of $0.5 million in the prior year comparable periods.

         Provision for income taxes decreased $2.5 million in the nine months ended February 28, 1997, and $2.4 million in the three months ended February 28, 1997 reflecting taxation as offset by tax benefits of $7.2 million due to the losses incurred by the write down of goodwill and value of UK property and period losses of the Clinical Trials Division which gave rise to a tax benefit of $0.9 million and $0.2 million respectively, which management believes it is more likely than not that the Company will recover through future income of such Division in view of the already existing backlog of contracts. Other potential future tax benefits arising from losses of other subsidiaries (primarily in Spain) have been entirely reserved.

         Minority interests in income decreased substantially as compared to the comparable prior year, resulting primarily from the decrease in the minority interests in income due to the acquisition of the 40% minority interest in UGL as of June 30, 1995, offset by the 10% reduction in the holding in ULSA, and to the variance in operating income of the respective subsidiaries.


Liquidity and Capital Resources

         Net cash provided by operating activities for the nine months ended February 28, 1997 amounted to $2.6 million, a decrease of $7.5 million from the prior year primarily due to working capital needs of the Diagnostic Laboratory Division.

         Net cash provided by financing activities for the nine months ended February 28, 1997 was $6.5 million, as compared to $2.7 million in the prior year period. The increase of $3.5 million primarily resulted from increased long term borrowing as compared to the prior year, considering also the use of $2.9 million in the prior year to purchase treasury stock.

         Net cash used in investing activities for the period ended February 28, 1997 was $5.1 million, a decrease of $23.1 million from the prior period, consisting primarily of the purchase of the 40% minority interest in UGL in the prior period, offset in the current period by increased lending to Unilabs
Holdings SA, the Company's controlling shareholder, of $3.4 million and increased proceeds from the sale of assets of $13.1 in relation to the sale of 10% holding in ULSA. The balance due from Unilabs Holdings SA as of February 28, 1997 was $7.6 million, which subsequently decreased as a result of the subsequent purchase of 10,000 ULSA bearer shares for a consideration of approximately $5.0 million. The balance of approximately $3.0 million currently due by Unilabs Holdings SA is expected to be paid within twelve months.

         The Company's bank facilities provide for a total of approximately $38.8 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of May 20, 1997, the Company had approximately $10.1 million of availability under the aggregate credit facilities.

         On July 23, 1996, the Company issued 333,333 new shares of its common stock to a U.S. institutional investor at $15.00 per share.

         During the period ended February 28, 1997, UGL and ULSA sold an aggregate of 2,400 shares (or 15.0%) of ULSA's common stock to three financial institutions for a total consideration of SFr.19.5 million (approximately $13.2 million at the exchange rate then in effect). As a result of this series of transactions, the Company owned approximately 79% of ULSA as of February 28, 1997. As of April 24, 1997, the initial public offering of new and outstanding shares of ULSA was closed. Such offering, which was heavily oversubscribed, was made at the price of SFr.675 per bearer share. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby reducing the Company's holding in ULSA to approximately 60% following the post-initial public offering. The shares of ULSA were listed on the Swiss Exchange on April 25, 1997. The aggregate net proceeds received by the Company from the ULSA initial public offering amounted to SFr.40.0 million (approximately $27.0 million). Such proceeds shall be used to reduce existing bank debt in the amount of approximately SFr.17.5 million (approximately $11.8 million), and the balance shall be used principally for acquisitions and financing the development of the Clinical Trials Division.

     With respect to the Diagnostic Laboratory Division, the Company believes that the liquidity provided by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements including anticipated operating expenses arising from the Company's recent expansion into the Spanish and Italian markets, as well as debt repayments. On January 31, 1997, the Company, through a subsidiary, signed an agreement for the acquisition of 70% of an Istanbul-based laboratory, with an option to increase the participation to 95%. The Company made this acquisition together with another unaffiliated investor, and will thus initially own a controlling interest of approximately 43% of the Turkish laboratory, for an investment of approximately $600, the payment of which is expected to be made on or before May 31, 1997. This Istanbul laboratory is among the most well-known private laboratories in the city. The Company expects it to grow significantly over the next few years, as a result of increasing demand for state-of-the-art clinical laboratory services in Turkey.

         With respect to the Clinical Trials Division, the Company believes that the liquidity provided by the proceeds received from the ULSA initial public offering, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements for the foreseeable future including anticipated operating expenses, as well as debt repayments.

         With respect to the Healthcare Management Services Division, the Company and the other shareholder of MISE are currently negotiating with a view to restructuring the relationship. The parties are discussing an exchange of the Company's investment in MISE for an investment in preferred stock of Medical Diagnostic Management, Inc.("MDM"), a New Jersey corporation. MDM originally sold to the other MISE shareholder the rights and know-how subsequently acquired and now held by MISE. While the negotiation is in progress, there can be no assurance that such a transaction, or any similar transaction, will occur, nor whether any terms offered by the other MISE shareholder and / or by MDM, if any are finally offered, would be acceptable to the Company. Should such a transaction occur, the Company expects to pay the balance of $1 million currently due to MISE. The Company believes that no other significant new funding will be required to meet working capital requirements during that period.

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

         In briefs in reply dated September 1996, PARIBAS FINANZIARIA on one hand, and Mr. MANZALI on the other, vigorously contested again all the claims made by ACC. Further, PARIBAS FINANZIARIA continued to contest the competence of the Arbitral Tribunal over itself. Accordingly, ACC has proposed, and the Arbitral Tribunal has agreed, that this specific issue will be pleaded separately, after which the Arbitral Tribunal will decide what should be the following steps. Such pleading occurred in May 1997, and the decision of the Arbitral Tribunal on this specific issue is expected within weeks. ACC had previously informed the Company that, independently from the arbitration, it filed suit against BANQUE PARIBAS (France), BANQUE PARIBAS (Suisse) and BANQUE PARIBAS (Milan) before the Commercial Court of Paris (France).

         The Company's management will continue to monitor and report the progress of the proceedings.

         See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1996 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

         As of December 2, 1996, holders of a majority of the issued and outstanding Voting Common Stock of the Company approved an amendment and restatement of the Certificate of Incorporation of the Company and By-laws by written consent. In addition, the majority holders re-elected Pierre-Alain Blum, Daniel Regolatti, Alessandra van Gemerden, Tobias Fenster, Edgard Zwirn and Enrico Gherardi as directors of the Company. For more detailed information, refer to the Information Statement filed with the Securities and Exchange
Commission on December 6, 1996 and transmitted to Stockholders on or about December 16, 1996.

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

Plans to Maximize Shareholder Value

         The Company announced on February 27, 1996 that it is considering several alternative proposals to maximize shareholder values, including the selling of a minority or majority stake in some of its operations, and the floating of one or more of its subsidiaries on a major European exchange. The Company expects that such action will generate cash permitting the financing of new developments and/or acquisitions in countries which offer significant potential opportunities. As part of this plan, UGL and ULSA made an initial public offering of ULSA's newly-issued and existing shares, which closed on April 24, 1997. Such offering, which was heavily over-subscribed, was made at the price of SFr.675 per share, thus valuing the Company's investment in ULSA, before the offering, SFr.106.6 million (approximately $72.0 million). The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to approximately 60% post-initial public offering. The shares of ULSA were listed on the Swiss Exchange on April 25, 1997. The Company will continue to actively pursue this type of opportunities.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits.

       27 Financial Data Schedule


       (b) Reports on Form 8-K.

       A Form 8-K for an event on January 31, 1997 was filed during the quarter ended February 28, 1997, reporting on Item 2 with financial statements of NDA Clinical Trial Services, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             UniHolding Corporation


                             By: /s/Bruno Adam
                                -----------------------
                                 Bruno Adam, CFO
Date:     May 23, 1997