Form 10-K
period 1997-05-31
UNIHOLDING CORP
filed 1997-10-15
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to _________

                           Commission File No. 0-9833

                             UNIHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                            58-1443790
(State or other jurisdiction                           (I.R.S. Employer
of incorporation)                                      Identification Number)

96 Spring Street, New York, New York                         10012
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (212) 219-9496

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 Par Value Per Share
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of October 14, 1997, 7,632,970 shares of Registrant's Common Stock, par value $0.01 per share, were outstanding. The aggregate market value of the Common Stock, based on the closing price on The Nasdaq Stock Market/Nasdaq Small Cap as of October 14, 1997, held by nonaffiliates of the Registrant was approximately $33 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Page 1 of __

                                     PART I


ITEM 1. BUSINESS

1.1  General

     UniHolding Corporation (the "Company" or "UniHolding") is a Delaware corporation organized in 1987. The present name of the Company was adopted August 30, 1993, as UniHolding Corp. and modified into UniHolding Corporation in December 1995. The Company's principal business and operations are in European clinical laboratory testing services (the "Diagnostic Laboratory Division"), and in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division").

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

     UGL is a medical services holding company. UGL is the majority shareholder of Unilabs SA, a Switzerland corporation ("ULSA"), which, through a number of substantially wholly owned subsidiaries, supplies clinical testing services in Switzerland, the United Kingdom, Spain and Italy. UGL also has a wholly-owned subsidiary, Global Unilabs Clinical Trials Limited, a British Virgin Islands corporation ("GUCT"), which is the majority shareholder of Unilabs Clinical Trials International, Inc., a Delaware corporation ("UCTI"). UCTI supplies clinical trials testing services dedicated to the pharmaceutical industry in the United States and in Europe.

     Since its inception in 1987, ULSA's Swiss operations have grown into the largest clinical laboratory group in Switzerland, with a network of 7 laboratories which provide a full spectrum of clinical laboratory tests that are used in the diagnosis, monitoring and treatment of diseases and illnesses.

     Laboratory testing services in the United Kingdom are provided through ULSA's wholly-owned subsidiary, Unilabs Group (UK) Limited ("UGUK", formerly United Laboratories Limited, "ULL"), a holding company, which holds 100% of Unilabs Clinical Pathology Limited ("UCP", formerly JS Pathology, "JSP"), Farrer-Brown Histopathology Limited ("FBH"), and Unilabs Trust Laboratories

Limited ("UTL"), all of which are United Kingdom corporations.

     UGL acquired UCP on November 10, 1993. UGUK was formed by UGL shortly after the acquisition of UCP, and UCP was then transferred to UGUK in a reorganization. Thereafter, FBH was acquired on January 1, 1994 by UGUK. UTL was formed in November 1994 in order to manage the contract with the North Hertfordshire NHS Trust signed on August 11, 1994. On May 29, 1995, with a view to streamlining the European subsidiary structure, UGL sold UGUK to ULSA.

     On June 30, 1995, the Company acquired the remaining 40% of UGL from Unilab Corporation, a Delaware corporation, in consideration for $13 million in cash, the assumption of a $2 million note due by Unilab Corporation to UCP, and a $15 million one year note (the "Unilab Note"). As a result of the above acquisition, the Company owns 100% of UGL. The Unilab Note converted as of January 1, 1997, into 1,394,963 shares of the Company's Common Stock.

     On May 31, 1995, the Company exercised the options granted under the terms of the Acquisition Agreement for the purchase of Holdings' majority interests in the Italian and Spanish operations (the "Italian Option" and the "Spanish Option"). The Company exercised the Italian Option obtaining 100% of Istituto Medico Di Torino SpA and 50% of Medil Srl at an exercise price of Sfr 5.3 million ($4.5 million) in the form of a one year interest-bearing promissory note (the "Italian Note"). The Company exercised the Spanish Option obtaining 98% of United Laboratories Espana S.A. at an exercise price of Sfr 3.3 million ($2.8 million) in the form of a one year interest-bearing promissory note (the "Spanish Note"). Both the Italian Note and the Spanish Note were offset against cash advances previously made to Holdings. On December 9, 1996, with a view to further streamlining the European structure, the Italian and Spanish operations were transferred to ULSA.

     UCLE is a wholly-owned subsidiary of the Company acquired pursuant to the Acquisition Agreement. UCLE was organized in December 1991 basing its operations in Geneva, Switzerland. Until May 31, 1996, UCLE provided scientific and quality control services, primarily to the Company's laboratories. During the year ended May 31, 1997, all remaining personnel of UCLE have been transferred to other subsidiaries (primarily ULSA). UCLE is at present a dormant company.

     On March 1, 1995, the Company entered into a Cooperation Agreement, a Licensing Agreement and a Marketing Agreement (together referred to as the "NDA Agreements") with NDA Clinical Trials Services Inc., a Delaware corporation based in New York. The NDA Agreements were intended to provide a global product of laboratory testing services to the pharmaceutical industry in clinical evaluations in the United States and Europe utilizing similar procedures in testing and data management. The Company has established two new European subsidiaries to undertake the laboratory testing for clinical evaluations in Europe, Unilabs Clinical Trials Limited, a United Kingdom subsidiary ("UCT"), and UCT Software SA ("UCTS", formerly Pharmasoft SA), a Swiss subsidiary. Such service is provided using the laboratory facilities of UCP in London and those of the Company's subsidiary in the United States, NDA. On June 1, 1996, UCT acquired the clinical trials business thus far performed by UCP, for a consideration comprising a note of $610,000 and the establishment of a five-year agreement between UCT and UCP for the provision of testing and administrative services by UCP and the renting of space in UCP's facilities. The price for the subcontracting of testing has been fixed such that UCP makes a profit over the period of the contract which, together with the $610,000 note, equals the fair value of the business as of June 1, 1996. As of October 16, 1995, the Company entered into a Stock Purchase Agreement and an Option Agreement with NDA. Under these Agreements, the Company acquired 17% of NDA's capital through the purchase of newly-issued shares, together with an option to increase its stake in NDA to 30% on or before May 31, 1998. The consideration for the acquisition of 17% was $1,188,000 paid in cash at closing. Simultaneously, UCT granted to NDA and NDA's stockholders (excluding the Company), an option to subscribe to new shares of UCT. This option was contingent upon the Company exercising its option on 13% of NDA's equity. As of July 23, 1996, the reciprocal options on 13% of NDA's equity and on new shares of UCT were terminated by mutual consent. As of July 23, 1996, the Company transferred the assets of its Clinical Trials Division, consisting of 100% of the equity of UCT, 100% of the equity of UCTS and 17% of the equity of NDA to its newly formed wholly-owned subsidiary GUCT in exchange for 217,000 ordinary shares representing all of the issued and outstanding shares of GUCT. The ownership of the 217,000 shares of GUCT was then transferred to UGL.

     Also on July 23, 1996, the Company, through GUCT, made a loan of $700,000 to NDA. From August 1996 through January 1997, the Company made further loans to NDA, totaling $1.2 million. GUCT entered into and closed a Master Combination Agreement ("UCTI Agreement") dated as of January 31, 1997 with NDA and the stockholders of NDA. Pursuant to the UCTI Agreement, GUCT and the NDA stockholders contributed their respective holdings in NDA (aggregating 100%) and GUCT contributed its 100% holdings in UCT and UCTS to a newly-formed Delaware corporation, UCTI. GUCT also converted an aggregate of approximately $1.9 million of debt of NDA and approximately UK(pound)0.3 million of debt of UCT into equity of NDA and UCT respectively, which were then exchanged for stock of UCTI. Further, GUCT contributed approximately $2.2 million to UCTI, which, together with the other contributions of stock, caused GUCT's ownership in UCTI to be approximately 70% at January 31, 1997. In May 1997, UCTI offered $7.1 million of convertible notes to all of its shareholders in proportion to their share of UCTI's equity. GUCT subscribed a note of $5.0 million corresponding to its approximate 70% ownership. Five other UCTI shareholders subscribed to a total of $0.3 million, thus leaving an unsubscribed balance of $1.8 million. Such balance was offered in a second round of subscriptions to those shareholders who had subscribed to the first round. Accordingly, GUCT subscribed to an additional $1.7 million, and one other shareholder subscribed to the balance of $0.1 million. The notes bear interest at the rate of 12% per annum, payable annually, and the principal is payable on May 16, 2000. Interest and principal may be repaid by UCTI, at the election of holders of notes representing at least 66.7% of the aggregate outstanding principal amount, either in cash or by the issuance of shares of UCTI common stock.

     UCTS is a Swiss company and currently is a wholly-owned subsidiary of

UCTI established for the purpose of maintaining and updating the software systems and support services necessary for the clinical trials operations performed by UCT.

     On May 30, 1995, the Company formed a wholly-owned subsidiary, Unilabs Management Company Limited, a Gibraltar corporation ("UMC"), for the purpose of providing financial consulting, bookkeeping services and other administrative support to the Company and its subsidiaries. Operations started in July 1995, at which time UMC was transferred to ULSA for approximately $150,000, a consideration equal to the issued share capital of UMC.

     On September 14, 1995, UGL entered into an agreement with Health Strategies Limited, a Jersey, Channel Islands corporation ("HSL", a company which at the time might be deemed to be related to the Company for the reasons mentioned elsewhere herein, and which the Company believed might be deemed to be controlled by a then director of Unilab Corporation), whereby a new company, MISE S.A., a British Virgin Islands corporation ("MISE") was formed. UGL invested $3,005,000 in MISE for 33.3% of the voting rights and 66.6% of the equity of MISE. $2,005,000 was paid during the year ended May 31, 1996, and the balance was payable in two installments of $500,000 each in September 1996 and 1997. HSL owned the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $1,500,000 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250,000 by HSL from Medical Diagnostic Management Inc., a U.S. corporation ("MDM"). Further, MISE committed to pay HSL a total of $1,500,000 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $500,000 was paid during the year ended May 31, 1996, and the balance was payable in two installments of $500,000 each in October 1996 and 1997. The fee agreed for the marketing plans also included support services and customization to European needs. The installment due in October 1996 (as well as the capital contribution in September 1996) had not been paid principally because HSL had not entirely delivered all services it committed to deliver. For several months, there was little communication between the Company and HSL, Unilab Corporation or its directors. A director of HSL has since resigned as a director of Unilab Corporation and communications between HSL and the Company were re-established. The parties then considered several alternatives to achieve their initial goals. The investment was made so that it provides the Company access to certain know-how developed by MDM. MDM is a company active in the industry of health information services in the U.S., and is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). MDM is a small company organized in 1989. Although it has a history of operating losses, it has a positive net worth. Its strategy is to be a clinical, financial, administrative and information management intermediary among referring physicians, payers and diagnostic providers. The know-how acquired by MISE from HSL included, but not limited to, a certain computerized information system proprietary to MDM. HSL granted to MISE a perpetual license for the use of the MDM know-how and related software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. Both UGL and HSL agreed to use their best efforts to implement the MISE business in Western Europe and agreed not to compete with MISE in the same territory. The Company, through MISE, intended to market the concept, including the computerized information system, to health insurance companies throughout Europe. The Company believes that such a concept should be particularly useful and applicable in the context of the ongoing deregulation of the health care system and may provide a useful tool to achieve substantial savings in health care costs in several European countries. As a result of their discussions, HSL, MDM and UGL agreed to restructure their relationship. First, UGL made its two previously required $500,000 installment payments to MISE. Upon receipt of those two installments, MISE paid its two previously required $500,000 installment payments to HSL. Thereupon, the three parties entered into the restructure agreement. More specifically, as of May 30, 1997, (i) UGL agreed to sell its MISE shares to HSL,
(ii) HSL agreed to cause MISE to assign to MDM all of its rights related to the MDM know-how and computer software and (iii) MDM agreed to issue certain preferred stock of MDM. Such preferred stock is redeemable at MDM's option, in whole or in part at a total price of $3 million in 1998, escalating to $3.6 million in 2002. Should MDM offer any of its common stock in an initial public offering, all outstanding shares of preferred stock owned by UGL will be converted into common stock representing the lesser of (a) 15% of the MDM equity on a fully-diluted basis after the public offering, or (b) $5 million valued at the offering price. Further, as part of the agreement, MDM is obligated to use its best efforts to introduce and implement its business in Europe and MDM will pay UGL a commission of 5% on its net sales in Europe for a period of seven years. As a result of this share exchange, the Company does not maintain a healthcare management services division and no longer considers healthcare management services to be an industry segment.

     On October 8, 1996, the Company, through its subsidiary Unilabs International Limited (a British Virgin Islands corporation, "UIL"), signed a joint venture agreement with the state affiliated company MEDINCENTER of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company has invested $120,000 in cash and has agreed to invest a further $120,000 in cash in fiscal 1998, and will hold 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which will establish a diagnostic laboratory in Moscow and provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The Company will also provide the venture with certain engineering services in connection with the construction and establishment of the new laboratory, and will provide on-going management supervision. The new Unimed laboratory is expected to start operations on October 15, 1997.

     On January 31, 1997, the Company, through a subsidiary, signed an agreement for the acquisition of 70% of an Istanbul-based laboratory, with an option to increase the participation to 95%. The Company made this acquisition together with another investor, and will thus initially own a controlling interest of approximately 43% of the Turkish laboratory, for an investment of approximately $0.6 million. This Istanbul laboratory is among the most well-known private laboratories in the city. The Company expects it to grow significantly over the next few years, as a result of increasing demand for state-of-the-art clinical laboratory services in Turkey. The agreement was closed on May 29, 1997.

     On May 28, 1997, ULSA acquired the remaining shares of Pathologie-Labor Brunnhof AG ("PLB"), the Bern based laboratory specializing in cytology and histopathology which was already majority owned by ULSA. The price paid was $2.5 million. The acquisition was recorded as a purchase and the excess of the price paid over the fair value of the assets acquired, $2.2 million, was allocated to goodwill.

     The Company had announced on February 27, 1996 that it would be considering several alternative proposals to maximize shareholder values, including the selling of a minority or majority stake in some of its operations, and the floating of one or more of its subsidiaries on a major European exchange. As part of this plan, UGL and ULSA made an initial public offering of ULSA's newly-issued and existing shares, which closed on April 24, 1997. Such offering, which was heavily over-subscribed, was made at the price of SFr.675 per share, thus valuing the Company's investment of 61% in ULSA as of May 31, 1997, at SFr.98.8 million (approximately $70 million). The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by UGL of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997. As of September 19, 1997, the quoted price for one bearer share of ULSA was SFr.654 (approximately $464 at May 31, 1997 exchange rate), thus valuing the Company's investment in ULSA as of May 31, 1997, at SFr.95.7 million (approximately $67.9 million at May 31, 1997 exchange rate).

     The Company, UGL and ULSA, as well as certain of the Company's direct and indirect shareholders, have agreed for a certain period of time to respect certain restrictions regarding the transfer and listing of ULSA's shares held by them and the maintenance of the existing shareholder control. The restrictions are summarized as follows: (a) no sale or other transfer of ULSA's bearer shares and/or registered shares for a period of 24 months from April 25, 1997, without the prior written consent of the lead manager of the initial public offering;
(b) no listing of the ULSA's registered shares on any securities exchange for a period of five years from April 25, 1997; and (c) maintenance of existing majority ownership and effective control of ULSA for a period of 24 months from April 25, 1997.

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

     The Swiss market is an approximately $1.2 billion a year industry, for a population of approximately 7 million people. Currently, the Company estimates that physician-owned laboratories represent approximately 50% of the Swiss clinical testing market, with hospitals (private and public) representing 30% and private clinical laboratories, including the Company and its subsidiaries (i.e., ULSA), represent the remaining 20% of the market.

     The clinical laboratory testing market in the United Kingdom (UK) is dominated by the National Health Service ("NHS"). The NHS spends approximately $3 billion annually for clinical testing, representing more than 90% of the market. Otherwise, the industry and market are highly fragmented with at least 200 independent laboratories competing on a local basis. However, the NHS is implementing a cost control program based on the decentralization of financial responsibility and the allocation of budgets at a unit level (referred to as "trusts"). These efforts are expected to provide opportunities for independent clinical laboratories. Specifically, new UK legislation deems public health care providers to be trusts and doctors and administrators to be fundholders who have both the authority and responsibility to run their respective businesses within a set budget utilizing outside independent contractors, laboratories, etc. to improve the quality of services and contain costs through competitive bidding. This process is hoped to bring about increased competition and improved performance within the industry. In 1995, the Company was awarded the first contract of this kind in the UK for an NHS hospital.

     The Company estimates that the Italian market for clinical testing services is approximately $3.2 billion. In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. There are presently approximately 2,000 private laboratories in Italy. The Italian health care sector is undergoing radical changes, including revisions of Social Security reimbursement practices, fueling the emergence of a growing private health insurance sector. The Company has entered the Italian market based on the growth potential in the market for private laboratories, and on the potential for managing public hospitals' laboratories.

     The clinical laboratory testing market in Spain is currently estimated at $1.6 billion and comprises approximately 1,000 private laboratories, the vast majority of which are very limited in size. Spain is experiencing rapid growth in its private health insurance market forcing price containment and consolidation in the industry. Currently, the Company estimates that private laboratories represent approximately 25% of the Spanish clinical testing market, with hospitals (private and public) representing the remaining 75%.

Due to the Company's network of laboratories in Spain, management believes the operations are well situated to take advantage of the changing marketplace.

     With respect to laboratory testing in clinical trials for the pharmaceutical industry, the market for Phase II and Phase III is now estimated to be approximately $550 million a year in the U.S. and $600 million a year in Europe. Approximately 50% of the European market is concentrated within four countries: the UK, Germany, France and Italy. The market for laboratory testing and data management services in Europe is expected to continue growing at an annual rate of 13% to 17%, based on growth in the underlying market for pharmaceutical research and development expenditures.

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

1.3  Current Operations

     As a result of its decision to expand in the business of clinical testing in connection with clinical trials performed by the pharmaceutical industry, and in view of the fact that its former subsidiary MISE had no activity until the restructuring of this investment, the Company currently considers that it had two business segments in fiscal years 1996 and 1997 : its core clinical laboratory business (the Diagnostic Laboratory Division), and the clinical trials testing business (the Clinical Trials Division). Following are the key financial data of the respective businesses for purposes of segment information.

 (in thousands of dollars) :

                                                            Year Ended May 31
                                                        -----------------------
                                                             1997          1996
                                                        ---------     ---------

Revenues from unaffiliated customers:

                 Diagnostic Laboratory Division           $92,635       $92,634
                 Clinical Trials Division                   7,009         4,427

Operating Profit (Loss):

                 Diagnostic Laboratory Division           (22,804)       10,270
                 Clinical Trials Division                  (6,823)       (1,832)


Identifiable Assets:

                 Diagnostic Laboratory Division            89,719       121,052
                 Clinical Trials Division                  15,584         2,200


     While the Clinical Trials Division commenced during the year ended May 31, 1996, the Company, through UCP, already had some activities in the clinical trials business during the year ended May 31, 1995, which activities were transferred to UCT as of June 1, 1996. Accordingly, for analysis and comparative purposes, the activities conducted by UCP in the clinical trials business during both years have been included under the Clinical Trials Division caption.

Diagnostic Laboratory Operations

     As European clinical laboratories are perceived as proximity services, a successful service requires personal interaction and on-site facilities which are capable of producing quality testing. However, these laboratories need to be supervised, networked and centrally supported to fulfill their role and survive economically in the changing marketplace.

     On a local level, laboratory operations must be appropriately located in the cities near hospitals, patients and physicians. Whereas, on a national level, the operations must be complemented with access to specialized entities which can produce high-level resources, whether human, scientific or technical to enhance the service and productivity of each of the operations.

     The Company operates in Switzerland, the United Kingdom, Italy and Spain within a competitive environment. The Company believes it is the largest independent clinical laboratory group in each of Switzerland and the United Kingdom and plans to capitalize on its experience, knowledge, and solid growth to maintain its market leadership. The Company's laboratory operations offer a wide range of tests and deliver quality services typically within 24 hours through the use of highly advanced testing equipment, thorough procedures and its advanced proprietary data processing systems. The Company centralizes the development and maintenance of such data processing systems and scientific control and monitoring in each country to enhance its overall services and profitability. The Company also allows each laboratory to have a local commercial autonomy, while in the aggregate the laboratories are supervised, coordinated and centrally supported in order to provide for greater administrative and management efficiencies.

     The Company expects to further develop its market leadership and achieve further growth in the private health care sector through volume increases, market share gain and improvement in its test mix, while also continuing to optimize its operations to achieve maximum efficiencies. In addition, the Company is now well positioned to capitalize on opportunities in the public health care sector, primarily in the United Kingdom where the industry is moving towards privatization thereby allowing private market forces to deliver quality, efficient medical services within the public system. The Company's size, economies of scale and experience in acquiring and integrating new operations furnishes it with a clear competitive advantage. The Company is already leading the industry in this growth area, having signed the first contract with a large public hospital in the United Kingdom to manage and operate the hospital's laboratory and provide other necessary clinical testing through its own laboratories. On October 30, 1996, ULSA entered into an agreement with a group of hospitals of the Zurich area to create a central laboratory and emergency laboratories, which agreement is described in more details elsewhere herein. The Company intends to pursue other such contracts with large health care providers in various countries.

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

Diagnostic Laboratory Services

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

     The Company offers specialized testing in histopathology and cytology through two subsidiaries. Its UK subsidiary, FBH, is the largest laboratory of its kind specializing in this area. FBH is also one of two UK laboratories which is able to offer PAPNET(TM), a computerized cytology screening system which can significantly reduce the rate of false negative screening results. PAPNET(TM) is a registered Trade Mark of NSI Europe B.V. In Switzerland, PLB offers similar services to a large number of doctors and hospitals throughout the Northern part of Switzerland.

     The Company was also the first to provide pathology services through a NHS hospital. The implementation of this contract has been made possible by governmental reforms of the NHS. Under the present UK health care structure, trusts administer the provision of health care, primarily through public hospitals and general practitioners. Patients are entitled to receive care free of charge at the point of delivery financed through Government taxation. In accordance with reforms launched several years ago, each Trust is also responsible for the delivery of services, and is responsible for its own financial control within a pre-defined budget. The purpose of the reforms is to maintain or enhance the quality of health care while containing cost. Accordingly, the Trusts are encouraged to look for alternative outside service providers when such could lead to long term savings and economies of scale. In August 1994, the Company signed a seven year contract to provide pathology services to the North Hertfordshire NHS Trust at its 400 bed hospital in Stevenage, England commencing on December 1, 1994. The contract was won through a competitive tendering process. The on-site laboratory run by the Company provides pathology services both to the hospital and to local General Practitioners. The laboratory has been comprehensively renovated by the Company to provide an efficient open plan work area with certain new machinery. A new computerized laboratory management system developed by the UGUK group has been installed. The Company believes that it can effectively contribute to containing the costs of laboratory services to patients and taxpayers, while assuring an undisputed high level of service quality.

     On October 30, 1996, ULSA entered into an agreement with a group of 4 private and 3 state-run hospitals located in the Zurich area. Pursuant to the agreement, ULSA has agreed to create a central laboratory and 3 emergency laboratories within those hospitals that are not located close to the central laboratory. The central laboratory will conduct all regular analyses for the group of hospitals, and ULSA's existing Zurich laboratory will specialize in handling all esoteric analyses for the group of hospitals. This is the first agreement of its kind in Switzerland. Construction of the central laboratory was completed by the end of May 1997, and actual testing started in June 1997. The central laboratory and the emergency laboratories are not owned by ULSA, but are subject to an exclusive management contract, which has an initial duration of 7 years.

Clients, Sales, Marketing and Client Service

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

     The Swiss laboratories direct their marketing efforts to physicians, hospital laboratories and hospital administrators. No advertising may be made directly to patients. Their clients are primarily physicians, who, in fiscal years 1995, 1996 and 1997, accounted for more than 90% of its consolidated net revenues and the remaining portion of revenues were derived from hospitals, clinics, referrals from other laboratories and other clients. No single client represents more than 2% of ULSA's revenues. ULSA's clinical testing laboratories primarily provide services to clients whose patients are covered by the private health insurance sector.

     The UK laboratories provide clinical testing services principally for the medical profession and are used to confirm doctors' clinical diagnoses and to monitor patients' responses to treatment. In addition to general practitioners and consultants, representing 33% of its net revenues, UCP's services are used by private hospitals, representing 20% of its net revenues and clinics, pharmaceutical companies and health screening centers, collectively 47%. The UK laboratories only accept patient referrals from members of the medical and allied professions. Personal service to the referring doctor has been in the past, and remains, pivotal to the success of the UK labs. All clinicians have direct access to the medical staff of the laboratory or the technically qualified heads of each department for discussion of required tests or interpretation of results.

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

     The Company's Spanish subsidiary operations, ULSP, caters primarily to privately insured patients, capitalizing on the strong growth experienced in recent years by the private mutual health insurance sector, especially in the more developed urban areas such as Madrid and Barcelona. ULSP is approved by all the major health insurers in Spain which have become its major clients. In addition, ULSP provides services to fully private patients and to hospitals and clinics, where in certain cases ULSP manages the on-site emergency laboratory. ULSP further undertakes certain clinical trials for pharmaceutical firms and occupational health testing for employee health check-up programs. No advertising may be made directly to patients; however, being on the approved list of health insurers is a strong marketing point for patients as this ensures that laboratory costs will be reimbursed.

Government and Industry Regulation

     The Swiss clinical testing industry is currently subject to limited government regulation. In Switzerland, prices are regulated by the Office Federal des Assurances Sociales ("OFAS"), which publishes detailed maximum price lists for all types of clinical testing that are applicable to private laboratories and on which such laboratories base their billing. Effective January 1, 1994, OFAS implemented changes in its price list which have resulted in a reduction in prices for certain routine clinical testing services and an increase in prices for other routine and esoteric tests. The

Company estimates that prices for routine tests performed by some private laboratories may have been reduced by as much as 10% to 25%, depending upon the particularities of their clientele. Owing to their own clientele mix, the Company's laboratories have experienced an average overall price reduction of less than 5% per year in fiscal 1995, 1996 and 1997. In June 1997, OFAS announced a decision to further reduce by 10% the prices of the 50 most frequent tests effective October 1, 1997. Given ULSA's test mix and cost basis, as well as the prices already offered by ULSA on most tests concerned, the Company expects the impact of this new price reduction to be limited on its existing client base. Further, ULSA believes that such reduction may provide opportunities for growth at the expense of smaller or less efficient laboratories. Physician-owned laboratories, which represent approximately 50% of the Swiss clinical testing market, are permitted to invoice customers at prices based on cantonal guidelines, which now typically approximate 20% to 30% higher than the published OFAS prices. While such cantonal prices have not been affected by the OFAS price change, discussions are currently being held in a number of cantons between Medical Associations, health authorities and health care insurance federations to adjust cantonal price lists to the OFAS price list, although the timing of such adjustments, if any, are uncertain. In addition, the current OFAS price list requires all clinical testing laboratories to participate satisfactorily in specified quality control programs. Laboratories which fail to maintain adequate quality standards are subject to a 25% price reduction. In Switzerland, new clinical testing laboratories must be inspected to receive certification to perform testing. In addition, new laboratories must be authorized by the government of the canton in which the laboratory is located. Swiss regulations also require that all laboratory supervisors be Swiss citizens. Yet, there are currently no ongoing verification or inspection processes. In addition, Switzerland regulates the disposal of radioactive waste and has adopted a law with respect to infectious waste disposal. The Company believes its procedures are sufficient to protect its employees and to comply with Swiss law. The Company's management does not believe these regulations will have a material effect on its ability to operate its business. However, the Company cannot predict the potential effect of any future regulations which may be imposed on its operations.

     The UK clinical testing industry is currently subject to limited governmental regulation and there are no statutory requirements to hold a license from a governmental authority in order to carry out pathology or clinical testing services specifically. However, there are other UK legislative measures which are relevant in the industry, including generally applicable legislation such as the Health and Safety at Work Regulations and more specific legislation depending on the tests carried out and substances used, including, for example, authorization under the Misuse of Drugs Act 1971 which is required for persons in possession of certain drugs and chemicals, registration under the Radioactive Substances Act 1960 and under the Data Protection Act 1984. In addition, there are compliance programs, including, for example, those by the Department of Health ("DOH") and the Royal College of Pathology accreditation programs and quality assessment programs. The UK General Medical Council also issues ethical guidelines for the medical profession with which UCP fully complies.

     In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. The Italian health care sector is undergoing radical changes, including revisions of Social Security reimbursement practices, fueling the emergence of a growing private health insurance sector. Expected changes in laboratory regulations will likely allow private laboratories to cover a greater geographical area, since, for example, restrictions on the transportation of blood are being abolished. Both trends are expected to lead to a needed consolidation among Italy's almost 2,000 private laboratories. While the reforms have been long-awaited and necessary because of the growing inability of the public sector to serve patients in an acceptable manner at acceptable costs, the timing of these reforms has been delayed by political instability through the recent years. However, it now appears that the reform is beginning to take place, albeit slowly, because the state can no longer entertain the costly structures it currently uses. The reforms should also increase the potential for private companies to manage laboratories of public hospitals, a segment IMT will be interested and well positioned to develop.

     In Spain, like Italy, physicians are prohibited from performing clinical laboratory tests so tests are performed by hospitals and private laboratories. The Spanish health care sector is also undergoing fundamental changes, such as the rapid growth of private health insurers and the need to revise the Social Security system. Pricing in the private laboratory sector is set freely by laboratories, except for private insurers which issue their own price lists. In addition to exerting downwards pressure or containment on test prices, private insurers have raised quality requirements in order to reduce the number of approved laboratories capable of providing reliable testing. As a result, the private sector is undergoing a growing consolidation. In addition to price and quality, the ability to offer a national service through a network of laboratories is an important competitive advantage of ULSP.

Competition

     The Swiss clinical testing industry is highly fragmented, with approximately 150 independent private laboratories. Competition is based primarily on the accuracy, reliability and timeliness of results, variety and quality of service, and price. ULSA, the Swiss subsidiary holding company, currently competes effectively in all of its markets, although certain of its local competitors are larger in particular localities and may be willing to devote greater resources in such localities. ULSA is the largest provider of clinical testing services in all of Switzerland. The Company believes its size, economies of scale and experience in acquiring and integrating new operations give it competitive advantages in the marketplace.

     In the UK, UCP provides its services primarily to the independent health care sector. Patients are a mixture of those with health insurance and those who pay personally. The UK clinical testing industry is also fragmented, with at least 200 independent laboratories competing on a local basis. Most of these are attached to private hospitals, but there is a concentration of stand-alone private laboratories around the Harley Street area in London.

Competition is based primarily on the reliability and timeliness of results, the variety and quality of service, and price. UCP's principal competition in its traditional markets are laboratories run by BMI/Columbia Healthcare Group, The Doctors Laboratory, the London Clinic and a number of smaller laboratories. Traditionally the private pathology operators have serviced private practitioners, and National Health Service ("NHS") laboratories have serviced NHS practitioners. UCP has gone into competition with NHS laboratories by actively seeking work from GP Fundholders and community units. This is very much in line with the government's policy towards privatization under the provider/purchaser arrangements. The NHS has not been able to match the level of service offered by the private sector in the opinion of the Company's management, but has managed to retain its customary markets by low, and probably subsidized, prices and through doctors' loyalties to the NHS. UGUK has entered this market through the provision of testing by the UCP laboratories to GP Fundholders and through the contract between UTL and the North Hertfordshire NHS Trust.

     The Company believes its Italian and Spanish laboratories are the leading private laboratories in their operating regions. It is estimated that the Italian laboratories compete with approximately 10 local laboratories, while the Spanish laboratories compete with approximately 50 local competitors in each city of operations.

Quality Assurance

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

     In 1995, ULSA applied to the Swiss Federal Accreditation Service for accreditation of all its Swiss laboratories under the European Standard EN 45001 ("General criteria for the operation of testing laboratories"). Accreditation is awarded based on an external audit of the laboratory's ability to provide testing services of a high quality, certifying the laboratory's competence and its compliance with international standards and good laboratory practices. The process comprises two stages: first, laboratories assess themselves against the EN 45001 standards, indicating compliance with or exemption from such standards; and second, an on-site assessment is conducted by the accrediting body to verify the laboratory's claims. Once accredited, laboratories are subject to periodic re-inspection. The accreditation process is progressing according to schedule, and ULSA currently expects the accreditation to be completed shortly. As part of its quality plan, ULSA also participates in industry proficiency testing programs as required by the new OFAS regulations. Such programs generally require ULSA's laboratories to perform tests, the results of which are already known, enabling verification of the accuracy of ULSA's test procedures. These programs are conducted by groups such as the Swiss Center for Clinical Testing Quality Control or the German Clinical Chemistry Association and other industry organizations. To date, ULSA has met all the requirements for accuracy in all such programs in which it has participated.

     The UK laboratories recognize the fundamental importance of accurate and reproducible results, and therefore attaches very high priority to quality procedures. Accuracy of results through internal and external quality control is imperative. To this end, UCP has established a free-standing Quality Systems Department under the leadership of a Head of Corporate Quality. As well as certification for Good Laboratory Practice, run by the UK Department of Health, UCP is the first independent laboratory to have all its services fully accredited by Clinical Pathology Accreditation (UK) Ltd., the new benchmark standard for clinical laboratories. In addition, UCP has been accredited by the College of American Pathologists, giving greater recognition of UCP's laboratories on the international stage. In addition to comprehensive in-house quality control programs involving the continual checking of results by an independent operator and repeated monitoring of any drift in machines, UCP also participates in various national and international quality assessment programs where "unknown" samples are sent to UCP for analysis and the results are adjudicated by the programs' organizers. These external programs cover all major aspects of the analytical work. An example of one such program is the national Clinical Chemistry program, which comprise several hundred laboratories throughout the UK, including the major teaching hospitals. Each participant in this program receives, on a twice-weekly basis, a serum sample from which 15 constituents of unknown value are analyzed and the results are returned to the quality control center for comparison with the other laboratories. Similarly, there is the international program, which involves a wide range of unknown constituents and has some 1,600 participating laboratories. UCP's performance has been consistently above average for participating laboratories over the past four years in all such programs. Overall, UCP participates in approximately 60 such quality control programs both nationally and internationally. FBH has obtained full Clinical Pathology Accreditation. FBH additionally takes part in external quality assurance schemes run by independent agencies. All cytology smears presented for screening are re-checked by a 30 second "quick screen" after initial screening with all abnormal smears and suspicious historical cases being re-screened by a pathologist. The PAPNET(TM) system also provides a further check for negative results.

     The Italian and Spanish laboratories adhere to the same strict quality control procedures as instituted throughout the laboratory group. Regular quality control tests are performed under the supervision of the scientific directors. Accreditation is awarded by local authorities based on an external audit of each laboratory's ability to provide testing services of a high quality certifying the laboratory's competence and its compliance with international standards and good laboratory practices. These standards cover a set of defined conditions used throughout laboratories and covering all aspects of an investigation, including specimen collection and reporting.

Information technology services

     The Company considers it critical to use state-of-the-art information systems to process its laboratory tests and related results. All the Company's laboratories use computer software packages specifically tailored to the needs of their local market, which are comprehensive laboratory information and management software, generally running on IBM AS/400 or UNIX-based computers. Such systems handle all stages of a clinical sample laboratory processing:

     - Operational Planning and Monitoring: generating bar-coded labels and work schedules; supporting bi-directional connections to laboratory instrumentation; providing process monitoring, interactive entry, automated controls and computer-assisted test validation through on- screen consultation and reports.

     - Data Retrieval and Reporting : downloading test requests and retrieving test results, on-line.

     - Test Prescription : transmission of test prescription to the reference laboratory, avoiding duplication of specimen collection and test data entry between laboratories

     - Request Validation and Control.

     - Transmission of Results : routing and dispatching, videotext access, electronic fax service and downloading to the prescriber's computer or hospital ward stations.

     - Administrative Management : handling test and result archiving, inventory management and operational statistics.

     - Marketing : enabling easy client monitoring and provides such marketing tools as mail merging and videotext services.

     - Financial Control : invoicing, debtors accounting and receivables collection management.

     The Company believes that the efficient handling of information by a clinical laboratory is a critical factor in providing proper client service and in achieving success over the competition. Therefore, the Company places a high degree of priority on the appropriate evolution of its management information systems, and is investing considerable amounts of money each year in this area in each region.

Employees

     The Company employs approximately 680 people throughout its Diagnostic Laboratory Division, as computed on a full-time equivalent basis. The Company has never experienced any work stoppages, slow-downs, or other material labor problems and believes its relations with its employees are satisfactory.

Seasonality

     The laboratory operations, like those of most clinical laboratory companies, are affected by certain seasonal trends. Testing volumes tend to be lower during the holiday seasons which vary throughout the year according to the cultural and regional influences. Therefore, the Company's results for a particular quarter may not be indicative of results in future quarters.

Clinical Trials Operations

     During the year ended May 31, 1995, the Company decided to expand in the field of testing performed in connection with clinical evaluations for the pharmaceutical industry. It thus created a Clinical Trials Division, as opposed to its core Diagnostic Laboratory Division.

     As of May 31, 1996, the Clinical Trials Division included two wholly-owned Company subsidiaries, UCT and UCTS, as well as a 17% stake in NDA, the US commercial partner of UCT, all of which were held through the Company's wholly-owned British Virgin Islands subsidiary, GUCT. On January 31, 1997, GUCT entered into a Master Combination Agreement with the NDA stockholders pursuant to which GUCT and the NDA stockholders contributed their respective holdings in NDA (aggregating 100%) and GUCT contributed its 100% holdings in UCT and UCTS to a newly formed Delaware corporation, UCTI. GUCT also converted an aggregate of approximately $1.9 million of debt of NDA and approximately UK(pound)0.3 million debt of UCT into equity of NDA and UCT, respectively, which were then exchanged for stock of UCTI. Further, GUCT contributed approximately $2.2 million in cash to UCTI, which, together with the other contributions of stock, caused GUCT's ownership in UCTI to be approximately 70% at January 31, 1997. As discussed elsewhere herein, GUCT has invested further amounts in UCTI after January 31, 1997.

     The Company believes that the Clinical Trials Division will be subject to substantial development in the near future. The Company believes that there will be intense competition in this industry area in Europe, but equally believes that its new concept and the stronger structure resulting from the merger of its operations with NDA will offer it a competitive advantage.

Clinical Trials Services

     UCTI is dedicated exclusively to providing central laboratory testing and project support services for clinical trials to pharmaceutical company sponsors, clinical research organizations (CROs) and investigating clinicians on a uniform, global basis. UCTI's services are provided in Europe through the UCP laboratory facility in London and in the United States through NDA's laboratory.

     Both laboratories are fully accredited and provide automated same-day reports with reference ranges in accordance with customers' wishes. They operate under common operational procedures and utilize similar or comparable technology producing comparable laboratory data. This data is presented to sponsors through the use of a common, specifically designed software program providing a protocol management system.

     The UCTI service for Europe also includes a regional network of Site Service Agents (SSA) providing investigator support locally. UCTI employs 19 such SSAs around Europe and the Far East.

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

     Phase IV trials are post-marketing tests mandated either for some exceptionally potent or complex drugs to gather additional data on their effects in the general population, or marketing studies aimed at further comparing a drug with its competitors or extending a drug's range of indications.

     After Phase III trials, the manufacturer submits a New Drug Application. In the United States, it is only when the FDA has approved this Application that the drug may be sold to the public. The entire approval process from initial submission of the IND to final approval of the New Drug Application takes an average of five years.

     The process is generally similar in Europe but must typically be repeated for each individual country (and must sometimes be performed at a regional level). New European regulations aimed at simplifying the process (by allowing one single submission for the whole EEC to the European Medical Evaluation Agency) have been proposed, and the EMEA is expected to be by 1999 the only European licensing authority.

     Because of the importance and complexity of clinical trials (a typical submission to the FDA can run to thousands of pages), many manufacturers employ outside specialists to perform the trials. Often, the manufacturer hires a clinical research organization (CRO) to manage the trial. The CRO, in turn, hires clinical laboratories which will perform the actual tests required by the trial protocol. The final link is a network of investigators, usually physicians, who work directly with patients, monitoring their medical status and gathering clinical samples for testing. Data management capacity is thus an essential factor in the whole drug approval process.

Competition and Markets

     The U.S. market for Phases II and III clinical trial laboratory testing is estimated to be approximately $550 million based on current hospital, physician and commercial laboratory fees. The market for laboratory testing and data management services is expected to grow at the same pace as the underlying U.S. market for pharmaceutical research and development expenditures; whereas the centralized laboratory testing segment is expected to grow more rapidly due to the continuing centralization trend.

     The European market for Phases II and III clinical trial laboratory testing is estimated to be approximately $600 million based on current hospital, physician and commercial laboratory fees. The European market for laboratory testing and data management services is expected to continue growing more rapidly than in the U.S. based on growth in the underlying market for pharmaceutical research and development expenditures, whereas the centralized laboratory testing segment is expected to grow even more rapidly due to the continuing centralization trend.

     The expected European growth is explained by a shift from U.S. to European-based clinical trials as a result of the approval of European Good Clinical Practices (GCPs) in 1991 and the introduction by a growing number of countries of Good Laboratory Practices (GLPs). These programs, which make it possible for pharmaceutical companies to obtain FDA drug approval in the U.S. with European clinical trials data, is expected to cause some of the European-based pharmaceutical companies to shift the geographical focus of their clinical trial activity towards Europe because of the logistical benefits and cost savings. This shift is also expected to enable a reduction in the global number of patients submitted for testing of a new drug, thus reducing costs.

     Most of the laboratory testing for European clinical trials is currently performed by local hospitals and is initiated by and through each sponsor's national subsidiary offices. Approximately 70% of all trials conducted in Europe are multi-country suggesting that the concept of a global service/single sourcing would be attractive to industry participants. It is estimated that between 10 to 20 European companies offer some form of centralized clinical testing facilities. In the U.S., which pioneered the concept of centralized clinical testing, it is estimated that between 20 to 30 companies offer some form of centralized clinical testing facilities. In all, it is estimated that only five to ten companies offer some form of centralized clinical testing services in both Europe and the U.S. The largest such companies, which belong to much larger groups than the Company, are (1) a division of Covance, Inc., (2) a subsidiary of SmithKline Beecham PLC, and (3) a division of Quintiles Transnational Corp.

     UCTI has recently concluded a strategic alliance with Melbourne Pathology, an Australian laboratory group, which will give UCTI extensive support in the servicing of Australian investigational sites. Future developments are always being contemplated and UCTI expects to see further laboratory alliances around the world, advanced sample storage and tracking systems, greater interaction with investigators and the continuing process of the introduction of new laboratory techniques to meet customer demands.

Quality Assurance

     UCTI has devised a system to ensure that its two laboratories operate as one, including the use of instruments and reagents from the same manufacturer. Identical operating and validation procedures have been instituted. Further, quality control data is transmitted electronically between sites on a daily basis to assure each site of the other's performance.

     External quality control data from the College of American Pathologists
(CAP) is used to monitor bias. The London laboratory has British CPA and GLP accreditation, as well as CAP accreditation. The U.S. laboratory is also accredited by CAP. A laboratory services coordinator ensures close adherence to all these criteria. All the procedures guarantee the high quality of all results and allow them to be combined into a trial database as if they had been generated from one laboratory.

Employees

     The Company employs approximately 110 people throughout its Clinical Trials Division, as computed on a full-time equivalent basis. The Company has never experienced any work stoppages, slow-downs, or other material labor problems and believes its relations with its employees are satisfactory.

Backlog

     Certain of UCTI's contracts are performed over an extended period of time which may be one to three years. With respect to such studies or projects, UCTI maintains an order backlog to track anticipated net revenues for such work that has yet to be earned. Backlog is principally calculated with respect to work to be performed pursuant to letters of intent and contracts. Once work under a letter of intent or contract commences, net revenue is recognized over the life of the contract as the actual work is performed.

     Backlog is a meaningful tool for management as it provides both an excellent indicator of the growth trend and, owing to the trials' average duration, helps management in planning expansion. However, no assurance can be given that the Company will be able to realize all or any net revenue included in backlog. Further, the Company believes that its aggregate backlog as of any date is not necessarily a meaningful indicator of future results.

     Subject to the above discussion, the Company's aggregate backlog was approximately $17 million as of May 31, 1997.

ITEM 2 PROPERTIES

     All of the laboratory facilities have been improved and adapted for the sole purpose of providing clinical testing services. Accordingly, the facilities are suitable and adequate and utilized solely for such services. Following are the descriptions of each regional facility.

ULSA

     ULSA's executive management is located in Geneva, Switzerland. Its principal laboratories are located in Geneva (13,500 square feet), Bern (7,500 square feet), Zurich (5,000 square feet) and St. Gallen (27,500 square feet), and regional or specialized laboratories are located in Bern, Montreux and Baden. ULSA leases laboratory space and other service sites and facilities at various locations at market rates. ULSA believes that such laboratory spaces, service sites and facilities are fully suitable and adequate for its business. The leases expire at various dates through May 31, 2001. Upon expiration of any lease, ULSA could find alternative space at competitive market rates and relocate its operations.

UGUK

     In 1982, UCP acquired a long-term lease expiring in 2065 on its 80 Harley Street facility, which is currently used for patient services. In September 1988, UCP acquired a freehold site at Camden Lock, London NW1, where it constructed a new building on the site to provide laboratory space to meet present requirements and those for the foreseeable future. The building, completed in 1991, provides approximately 54,000 square feet of usable space. While the Company believes that such building is suitable and adequate for its purpose, the Company has, during the year ended May 31, 1997, made a decision to sell it and move to other premises which it has not yet found. Such decision was made in consideration of the overall Company's development strategy in the UK for both UCP and UCT. As a result of this decision, the Company recorded a one-time charge of approximately $5.8 million to adjust the building's carrying value to its estimated market value. Except for the service site at Harley Street, all activities of UGUK in London are located in the Camden Lock building.

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

UCT

     UCT is located in London, UK, where it subleases office space from UCP at market rates. UCT believes that such facilities are fully suitable and adequate for its business. Upon expiration of any lease, the Company could find alternative space at competitive market rates and relocate its operations.

UCTS

     UCTS is domiciled in Neuchatel, Switzerland. UCTS believes that, when there is a need for office space in the future, it can find facilities suitable and adequate for its business at competitive market rates.

NDA

     NDA is located in Farmingdale, New York where it leases laboratory space and office space under a long-term lease at market rates. Management of NDA believes that such laboratory space and office space are fully suitable and adequate for its business.

ITEM 3 LEGAL PROCEEDINGS

     In 1990 and 1991, the Company under the name of United Fashions, Inc., through various stock purchase and stock exchange agreements, acquired up to 91.5% of the outstanding capital stock of Americanino Capital Corporation, a Delaware corporation ("ACC") which held interests in the Italian apparel goods industry. However, in 1991, the Company decided to divest itself of its controlling interest in the group of apparel companies as the business did not meet with the expected success. The Company consummated the disposition in 1993 in an Asset Purchase Agreement and a Sharing Agreement (the "ACC Sale Agreement") with Linford Enterprises Inc., a British Virgin Islands corporation ("Linford") for an aggregate consideration consisting, among other things, of $50,000 in cash and approximately 80% of the value of the net appreciation of the shares of ACC arising from any subsequent sale by Linford of all or a portion of such shares of ACC. In addition, the ACC Sale Agreement provided that ACC would use its best efforts to pursue legal action against certain parties involved in the purchase by ACC of the various Italian apparel businesses, based on certain management actions and misrepresentations made to ACC and others at the time of such purchase. The Company is entitled to 80% of the net recovery (less legal fees and costs), limited to the amount of approximately $15 million, of any settlement or successful resolution of the pending arbitration instituted by ACC and described below.

     In February 1993, ACC instituted the arbitration proceedings against Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, FIBRA S.p.A., GEFAPI S.r.l., "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A., PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Milan, Italy), and BANQUE PARIBAS (Paris, France) (hereinafter collectively referred to as the "Defendants") for misrepresentations and fraudulent conduct in the negotiation, consummation and performance under an agreement by and between the above mentioned parties. The arbitration is presently pending before an Arbitral Tribunal of three qualified arbitrators (the "Arbitral Tribunal") under the auspices of the International Court of Arbitration. As of November 9, 1994, the Terms of Reference were established by the Arbitral Tribunal and sent to all the parties for signature. The Terms of Reference were signed by ACC and certain of the Defendants. Some Defendants did not sign them within the time limit set by the Arbitral Tribunal, but, in accordance with the prevailing arbitration rules, the proceedings are going forward irrespective of who has signed the Terms of Reference. The International Court of Arbitration further summoned all the Defendants to effectuate payment within 30 days in the amount of $212,500 representing their share of the advance costs. The Arbitral Tribunal fixed a deadline date of April 30, 1995 for the Claimant, ACC, to file its brief on jurisdiction and on the merits of its claim; and fixed a deadline date of July 31, 1995 for all the Defendants to file their briefs in reply. ACC filed its Brief with the International Court of Arbitration in compliance with the deadline. In July 1995, the Company decided to open a bank guarantee in favor of the International Court of Arbitration to cover the amount of $212,500 which the Defendants have failed to pay, in order for the proceedings to continue. In July 1995, ACC was notified by the Arbitral Tribunal that PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) on the one hand, and Mr. MANZALI on the other hand, had each appointed new legal counsels, who requested an extension of the July 31 reply deadline in order to be able to study the files. The Arbitral Tribunal agreed to such an extension. Accordingly, a new deadline date of September 30, 1995 was set by the Arbitral Tribunal for all the Defendants to file their briefs in reply. To the Company's knowledge, all Defendants filed their briefs in reply, with the exception of Messrs. Schiena and Palma, and GEFAPI. ACC filed a further brief in response to the replies on April 1, 1996. In the meantime, ACC agreed to withdraw its claim against BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France) in an effort to simplify the arbitration proceedings. In briefs in reply dated September 1996, PARIBAS FINANZIARIA on one hand, and Mr. MANZALI on the other, vigorously contested again all the claims made by ACC. Further, PARIBAS FINANZIARIA continued to contest the competence of the Arbitral Tribunal over itself. Accordingly, ACC proposed, and the Arbitral Tribunal agreed, that this specific issue be pleaded separately, and the parties accordingly argued this issue. A hearing limited to oral argument on jurisdiction took place in Geneva on May 6, 1997, and the decision on jurisdiction was rendered by the Arbitral Tribunal on September 10, 1997. Such decision states that (a) FIBRA is not subject to the Arbitral Tribunal's jurisdiction, (b) PARIBAS FINANZIARIA is not subject to the Arbitral Tribunal's jurisdiction, (c) ACC shall reimburse FIBRA as part of the arbitration costs its legal costs and expenses in an amount of $15,000, and (d) PARIBAS FINANZIARIA is not entitled to any claim for its legal costs and expenses. As a result of such decision, the parties subject to the Arbitral Tribunal's jurisdiction remain: Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, GEFAPI S.r.l., and "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A. (a holding company member of the PARIBAS group of companies). The award on the merits is not expected until the Spring of 1998. ACC had previously informed the Company that, independently from the arbitration, it filed suit against BANQUE PARIBAS (France), BANQUE PARIBAS (Suisse) and BANQUE PARIBAS (Milan) before the Commercial Court of Paris (France), which suit is currently in its initial phase of depositing evidence and. Any possible proceeds from this suit would inure to the Company following the same formula and limitations as proceeds from the arbitration.

     While, to the best of the Company's knowledge, the Claimant appears to have a legitimate claim, there can be no assurance that any award will be rendered in ACC's favor and thus benefit the Company as provided under the terms of the ACC Sale Agreement. The Company believes that any estimate of recovery is still subject to many factors beyond the Company's control. Pending developments in the arbitration proceedings, and in absence of other criteria, the management of the Company has recorded its rights at a present fair market value of $10,000 which is estimated to be the amount an unrelated party might presently pay to acquire all such rights arising from the ACC Sale Agreement. Realization of any amount is entirely dependent upon a favorable award from the Court and the collection thereof, if any, from the Defendants. The Company's management will continuously monitor and report the progress of the proceedings.

Foreclosure Proceedings

     Pursuant to the CORA/Kinghino Sale Agreement, ACC sold its interest in CORA, one of the Italian apparel companies, to two of the original sellers of the Italian interest (the "Sellers"). (See, the Company's Annual Report on Form 10-K for the year ended December 31, 1993 incorporated by reference herein). Simultaneously, the Sellers agreed to replace certain security previously arranged by the Company to guarantee bank loans of Americanino and CORA (the "CORA Guarantees"). As security for the fulfillment of the Sellers' obligations to replace such guarantees, the Sellers executed notes totaling Lit.
7.6 billion in favor of the Company, secured by mortgages on all buildings owned by CORA (the "CORA Buildings"). The debt was recorded at its estimated fair value of $1.26 million in connection with its deemed acquisition by ULSA and UCLE as of March 31, 1994.

     Because the Sellers have defaulted on their commitment to compensate the Company for the execution of the CORA Guarantees, the Company has instituted legal proceedings to foreclose upon the CORA Buildings. Such proceedings have been brought in the domicile and situs of the properties in Italy. Upon successful completion of the foreclosure proceedings, the Company intends to sell the CORA Buildings as market conditions permit; however, the Company cannot determine when such proceedings will be completed, nor when any sale will take place thereafter. The management of the Company believes the proceeds from the future sale of the CORA Buildings will be sufficient to cover the carrying value of the notes receivable.

     During June 1994, one of the CORA Buildings was sold. The Company has received Lit. 469 million ($0.290 million) less certain incidental fees and expenses from the sale. The Company's management anticipates that another building may be sold in 1997. Such building was recently valued by a professional appraiser at Lit. 2,000 million ($1.3 million).

Attachment Claim

     On April 6, 1995, the Company presented a Complaint, a Memorandum of Law in Support of a Motion for a Writ or Order of Attachment and an Affidavit in Support of Motion for Attachment with an Order to Show Cause to the United States District Court in Newark, New Jersey against Tonino Manzali, Alessandra Sichirollo, Claudio Barozzi, Frederica Sichirollo, Marco Martinolli, Giuseppe Mortellaro, Giampaolo Pattarello, Giorgio Pezzolato, Brigida Russo and Anna Zinetti (known as the "Manzali Group"). The Company presented therewith the Motion for Attachment against two of the above shareholders, Tonino Manzali and Alessandra Sichirollo. Mr. Manzali and Ms. Sichirollo have taken the necessary steps to dissipate the assets (their shares) during the pendency of the above-described ACC arbitration proceeding of which they are a party. On April 17, 1995, the Court awarded and ordered the Attachment against Defendants Manzali and Sichirollo as they did not show cause against the Attachment.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the shareholders for a vote in the quarter ended May 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

     The UniHolding Common Stock is currently traded on the National Association of Securities Dealers Automated Quotation System Small Cap Market ("NASDAQ/Small Cap") under the symbol UHLD.

     Until the March 1994 acquisition by the Company, the Company's shares had no substantial established public trading. The following table sets forth the high and low ask and bid prices for the Company's common stock by fiscal quarters, as reported by NASDAQ for the preceding two years through May 1997. The prices represent prices between dealers, without retail mark-up, mark-down or commission and may not reflect actual transactions.

     The following table reflects for all periods presented the four-to-one reverse split which UniHolding effected as of December 27, 1995.

                             Year ended May 31, 1996

         Quarter Ended               High                   Low

         August 31, 1995            $23.50                $18.00
         November 30, 1995          $22.00                $15.00
         February 29, 1996          $17.50                $13.25
         May 31, 1996               $18.00                $13.25




                             Year ended May 31, 1997

         Quarter Ended               High                   Low

         August 31, 1996            $16.75                $15.00
         November 30, 1996          $16.25                $13.75
         February 28, 1997          $14.75                $ 6.75
         May31, 1997                $11.50                $ 7.25

     The closing sale price on October 14, 1997 was $9. As of October 14, 1997, the number of holders of record of the UniHolding Common Stock was approximately
424. UniHolding has not paid, and does not for the foreseeable future expect to pay, dividends with respect to the UniHolding Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Historical Selected Financial Information

     The following table presents selected historical consolidated financial data of UniHolding for each of the three years in the period ended May 31, 1997, which have been derived from financial statements appearing elsewhere herein that have been audited by independent auditors, and from the financial statements of the Company and the Company's Predecessor for the years ended May

31, 1994 and 1993 (not appearing herein). The data should be read in conjunction with consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere herein (in thousands, except per share data):


                                                                                     Years Ended May 31,
                                                                                     -------------------
                                                     1997              1996               1995              1994          1993
                                                     ----              ----               ----              ----          ----
                                                                                                                      (Predecessor)
Revenue                                            $99,644            $97,061            $82,543           $63,926      $47,814

Earnings before
Interest, Taxes,                                    11,567             16,317             17,719            15,800       14,222
Depreciation  and
Amortization

Operating Income                                   (29,627)             8,438             10,517            10,474       10,566
(loss)

Income (loss) before
Taxes and Minority                                 (16,358)             3,038              8,811             9,439        9,510
Interests

Tax Provision                                       (3,588)             2,355              1,975             2,792        2,856
(credit)

Minority Interests                                     536                983              3,763             3,569        2,318

Income (loss) from
Continuing Operations                              (13,306)              (300)             3,073             3,078        4,336

Net Income (loss)                                  (13,306)              (300)             2,839             3,078        4,336


Net Income (loss) per
common share from
Continuing Operations                               ($1.90)            ($0.05)             $0.53            $0.86

Net Income (loss) per
common share                                        ($1.90)            ($0.05)             $0.49            $0.86

Weighted Average
Number of Common                                     7,016              6,006              5,783             3,560
Shares Outstanding

Total Assets                                       105,303            123,252            133,558            99,099       49,244

Long-term debt, net
of current portion                                  14,555             38,354             34,048            37,182       12,887


Stockholders' Equity                                48,345             34,242             37,877            12,612        8,510

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Years Ended May 31, 1997

Twelve months ended May 31, 1997 compared with the twelve months ended May 31, 1996

     The Company's results of operations for the year ended May 31, 1997, include the operations of the Company's core business (the "Diagnostic Laboratory Division") and of the Company's expanded activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division"). The following tables present a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations.

                                                                                       Year ended May 31, 1997
                                                                                       -----------------------

                                                                   Diagnostic       Clinical
                                                                   Laboratory        Trials                                 As
                                                                   division         division           Adjustments         Reported
                                                                   --------         --------           -----------         --------

REVENUE                                                        $    95,638        $     7,009            ($3,003)       $    99,644

Operating expenses:
  Salaries and related charges                                      37,431              3,804                                41,235
  Supplies                                                          15,545                475                                16,020
  Other operating expenses                                          25,454              8,371             (3,003)            30,822
  Depreciation and amortization of
    tangible assets                                                  5,118              1,112                                 6,230
  Adjustment of carrying value of
    building                                                         5,805                                                    5,805
  Amortization of intangible assets                                  5,367                 70                                 5,437
  Adjustment of carrying value of
    goodwill in subsidiary                                          23,722                                                   23,722
                                                               -----------        -----------        -----------        -----------

OPERATING INCOME (LOSS)                                            (22,804)            (6,823)                 0            (29,627)

Interest, net                                                       (2,965)              (118)                               (3,083)
Equity in loss of affiliates                                             0               (253)                                 (253)
Gain on sale of subsidiary shares                                   16,164                                                   16,164
Other, net                                                             508                (67)                                  441
                                                               -----------        -----------        -----------        -----------

Income (loss) before taxes and
  minority interests                                                (9,097)            (7,261)                 0            (16,358)
Tax credit (provision)                                                (814)             4,402                                 3,588
                                                               -----------        -----------        -----------        -----------

Income (loss) before minority interests                             (9,911)            (2,859)                 0            (12,770)
Minority interests in income (loss)                                   (362)              (174)                                 (536)
                                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                                  (10,273)           ($3,033)       $         0           ($13,306)
                                                               ===========        ===========        ===========        ===========

Weighted average common shares
  outstanding                                                    7,015,943          7,015,943                             7,015,943
Earnings (loss) per share of
  common stock                                                      ($1.47)           ($0.43)                                ($1.90)

     Consolidated revenue was $99.6 million for the year ended May 31, 1997, representing an increase from the prior year of $2.5 million (including the effect of the change in the US dollar exchange rate of $11.9 million). Revenue generated by the Diagnostic Laboratory Division increased by 10.2% in local currency terms, including a 4.4% revenue increase for the Swiss operations only, as a result of additional specimen volume of 3.9% and an increase attributable to test mix of 0.5%. Revenue generated by the UK Diagnostic Laboratory Division also increased due to additional revenue primarily resulting from an existing Government contract. Spanish operations almost doubled their revenues due to an increased market share. The Clinical Trials Division increased its revenues to $7.0 million (a 58% increase) due to the development of a new client base.

     Operating income for the year ended May 31, 1997 decreased by $38 million (including the effect of the change in the US dollar exchange rate of $2.7 million) versus the prior year. Three major components of the decrease are non-cash charges totaling $32.5 million: (a) the write-down of goodwill in one of the UK subsidiaries of $23.7 million, (b) a revision of the estimated useful life of goodwill producing an additional charge of $3 million, and (c) the write-down in the carrying value of the UK property of $5.8 million. During the year, management performed its periodic evaluation of the Company's goodwill, based on undiscounted expected future cash flows. As a result thereof, in view of unexpected delays in returning UK operations to a level of profitability meeting the Company's criteria, and in view of the present and estimated future cash flows of such operations, management recorded a charge to adjust such goodwill to its estimated fair value. Further, the Company revised its estimate of the useful life of the Company's goodwill to 20 years. Further, as a result of its strategic decision to sell the Company's building used by its UK operations, management reconsidered the carrying value of such building in light of current real estate market conditions, and the Company therefore recorded a charge of $5.8 million to adjust such carrying value to its estimated fair market value. Excluding the effect of the above items, the Diagnostic Laboratory Division increased operating income by 6.7% in local currency terms, whereas in dollar terms operating income decreased by $0.5 million because of the effect of the fluctuation of the dollar ($1.2 million) with respect to other currencies. The improvement in local currency terms was the result of improved profitability (or reduced losses) in several countries, primarily Switzerland, the United Kingdom and Spain. Italian operations continued to maintain a small positive contribution to operating income. In local currency terms, the cumulative operating loss of Spain for the year was approximately 20% of that of the prior year due to substantial operating profits being made in the second half of this fiscal year, confirming a positive trend of returning to profitability. The variance in operating results of the Clinical Trials Division (an operating loss of $6.8 million as compared to $1.8 million) reflects fixed expenses which are not matched with income to be recorded in the future from a backlog of contracts, due to lead-time of up to six months from the signing of a contract to the actual start of a study.

     Interest expense, net, was practically stable in dollar terms during the year ended May 31, 1997, as compared to the prior year, primarily due to higher average borrowing levels by the Company resulting from the Company's acquisition of the 40% minority interest in UGL, which was repaid in full January 1, 1997 by the issuance of UniHolding share capital, partly offset by a decrease in interest rates. The ULSA initial public offering had little effect on interest expense for the year ended May 31, 1997, as proceeds were received on April 30, 1997.

     Other income before taxes of $16.5 million was recorded during the year, resulting primarily from a capital gain by UGL on its ULSA investment in connection with ULSA's initial public offering, and from foreign currency transactions, changes in foreign currency positions, as compared to income of $0.9 million in the prior year.

     Provision for income taxes for the year ended May 31, 1997, is a tax benefit of $3.6 million. $4.4 million of such benefit is attributable to losses of the Clinical Trials Division which gave rise to a tax benefit, which management believes it is more likely than not that the Company will recover through future income of such Division in view of the already existing backlog of contracts. The other $0.8 million relate to taxation of the Diagnostic Laboratory Division as offset by tax benefits of $3.7 million due to the losses incurred by the write-down due to impairment of goodwill and the value of the UK property.

     Minority interests in income decreased by $0.5 million as compared to the prior year, resulting from (a) the decrease in the minority interests in income due to the acquisition of the 40% minority interest in UGL as of June 30, 1995, offset by the reduction in the holding in ULSA as a result of its initial public offering, and to the variance in operating income of the respective subsidiaries, and (b) the increase in losses of the Clinical Trials Division attributable to minority shareholders.

Twelve months ended May 31, 1996 compared with the twelve months ended May 31, 1995

     The Company's results of operations for the year ended May 31, 1996, include the operations of the Diagnostic Laboratory Division and of the Clinical Trials Division. The following table presents a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations. While the Clinical Trials Division commenced to exist during the year ended May 31, 1996, the Company, through UCP, already had some activities in the clinical trials business during the year ended May 31, 1995, which activities were transferred to UCT as of June 1, 1996. Accordingly, for analysis and comparative purposes, the activities conducted by UCP in the clinical trials business during both years have been included under the Clinical Trials Division caption.

                                                                          Year ended May 31, 1996
                                                                          -----------------------

                                                                          Health care
                                                            Diagnostic    Management         Clinical
                                                            Laboratory    Services           Trials                        As
                                                            division      division           division     Adjustments      reported
                                                            --------      --------           --------     -----------      --------
REVENUE                                                     $93,409                          $4,427           ($775)        $97.061
Operating expenses:
      Salaries and related charges                           38,569                           1,413                          39,982
      Supplies                                               15,083                             157                          15,240
      Other operating expenses                               21,747                           4,551            (775)         25,522
      Depreciation and amortization of                        5,387                              61                           5,448
        tangible assets
      Amortization of intangible assets                       2,354                              77                           2,431
                                                        -----------     -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                                      10,270               0          (1,832)              0           8,438

Interest net                                                 (2,935)                            (49)                         (2,984)
Equity in loss of affiliate                                  (3,005)                           (294)                         (3,299)
Other net                                                       846                              37                             883
                                                        -----------     -----------     -----------     -----------     -----------

Income before minority interests                              8,181          (3,005)         (2,138)              0           3,038
Tax provision                                                (2,979)                            624                          (2,355)
                                                        -----------     -----------     -----------     -----------     -----------


Income before interests in income                             5,202          (3,005)         (1,514)              0             683

Minority interests in income                                   (942)                            (41)                           (983)
                                                        -----------     -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                            $4,260         ($3,005)        ($1,555)             $0           ($300)
                                                        ===========     ===========     ===========     ===========     ===========

Weighted average common shares outstanding                6,005,643       6,005,643       6,005,643                       6,005,643

Earnings (loss) net share of common stock                     $0.71          ($0.50)         ($0.26)                         ($0.05)

     Further, the Company's results for the year ended May 31, 1996 include the acquisition by UGL, as of June 30, 1995, of 40% of the capital stock of UGL, while the Company's results for the year ended May 31, 1995 included a 40% minority interest in UGL's earnings. The financial statements also give effect to the acquisition of UGUK by ULSA from UGL. The following table presents the required pro forma adjustments to the results of operations for the year ended May 31, 1995, providing a comparative analysis with the comparable period in the 1996 fiscal year, had the 40% of UGL's common stock been acquired as of June 1,1994, and had UGUK been owned by ULSA as of June 1, 1994 (unaudited). The results of operations for the year ended May 31, 1995 were translated into U.S. dollars using the exchange rates which were then valid.

     Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the year ended May 31, 1995.

                                                                              Year ended May 31, 1995
                                                                              -----------------------
                                                        Diagnostic       Clinical
                                                        laboratory       Trials         As                               Pro
                                                        division         division      reported    Adjustments           Forma
                                                        --------         --------      --------    -----------           -----

REVENUE                                                   $79,003         $3,450        $82,543                          $82,543
Operating expenses:
      Salaries and related charges                         34,436            556         34,992                           34,992
      Supplies                                             13,554            138         13,692                           13,692
      Other operating expenses                             13,792          2,348         16,140                           16,140
      Depreciation and amortization of                      5,244             11          5,255                            5,255
        tangible assets
      Amortization of intangible assets                     1,947              0          1,947             83((j)         2,030
                                                      -----------    -----------    -----------        -----------   -----------

OPERATING INCOME                                           10,031            486         10,517            (83)           10,434

Interest net                                               (1,509)             0         (1,509)        (1,656)(b)        (3,165)
Other net                                                    (197)             0           (197)                            (197)
                                                      -----------    -----------    -----------        -----------   -----------

Income before taxes minority interests                      8,325            486          8,811         (1,739)            7,072
Tax provision                                              (1,832)          (143)        (1,975)           497(e)         (1,053)
                                                                                                           262(C)
                                                                                                           163(g)
                                                      -----------    -----------    -----------        -----------   -----------
Income before minority interests from                       6,492            344          6,836           (817)            6,019
      continuing operations

Minority interests in income on
      continuing operations                                (3,719)           (44)        (3,763)         2,246(a)         (1,395)
                                                                                                           177(d)
                                                                                                           (34)(f)
                                                                                                           (21)(h)
                                                      -----------    -----------    -----------        -----------   -----------

Income on continuing operations                             2,773            300          3,073          1,551             4,624
Loss on disposition of discontinued operation,
      net of tax and minority interests                      (234)             0           (234)                            (234)


NET INCOME                                                 $2,539           $300         $2,839         $1,551            $4,390
                                                      ===========    ===========    ===========        ===========   ===========

Weighted average common shares outstanding              5,782,902      5,782,902      5,782,902                        5,782,902
Earnings per share of common stock
      On income from continuing operations                  $0.48          $0.05          $0.53                            $0.80
      On loss on disposition of                            ($0.04)         $0.00         ($0.04)                          ($0.04)
             discontinued operation
      On net income                                         $.044          $0.05          $0.49                            $0.76

(a) To record the cancellation of the 40% minority interest in the 1995 net income of UGL.
(b) To record the interest cost on repurchase of 40% in UGL at an effective rate of 5.5%.
(c) To record the tax benefit at 30% on the interest cost on repurchase of 40% of UGL.
(d) To record a 12.8% minority interest to be borne by the ULSA minority shareholders in thr ULL 1995 losses.
(e) To record the tax benefit to ULSA of reversing interest received from UGL during 1995.
(f) To record the minority interest effect on (c) at 12.8%, the minority shareholders' share in ULSA.
(g) To record the tax benefit on the interest charge incurred by ULSA on the SFr. 12 million loan due to UGL.
(h) To record the minority interest effect on (g) at 12.8%, the minority shareholder share in ULSA.
(i)  To record goodwill amortization on the acquisition of 40% in UGL.

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

     Other income was also negatively impacted by a charge of $3.0 million resulting from the equity pick-up of the Company's investment in MISE. This was due to the fact that MISE has recorded a one-time amortization of the know-how and computer software it purchased during the year. While the Company's management believes that the fair value of its investment in MISE has not been impaired, accounting principles generally accepted in the U.S. require that know-how and marketing plans, such as those purchased by MISE, purchased from either related or unrelated parties, be expensed as incurred.

     Provision for income taxes increased $0.4 million in the twelve months ended May 31, 1996, The first-year losses of UCT gave rise to a tax benefit of $0.8 million which management believes the Company will recover through future income of such division.

     Minority interests in income decreased substantially as compared to the prior year, resulting primarily from the decrease in the minority interests in income due to the acquisition of the 40% minority interest in UGL as of June 30, 1995.

Liquidity and Capital Resources

     Net cash provided by operating activities for the year ended May 31, 1997 amounted to $5.1 million, a decrease of $6.2 million from the prior year primarily due to working capital needs of the Clinical Trials Division.

     Net cash used in financing activities for the year ended May 31, 1997 was $2.8 million, as compared to $0.2 million in the prior year. The increase of $2.6 million primarily resulted from cash proceeds from the issuance of share capital by UniHolding and ULSA, offset by repayment of long term and lease debt and reduction in bank overdrafts.

     Net cash provided by investing activities for the year ended May 31, 1997 was $4.2 million, a change of $30.5 million from the prior year. Such change consisting primarily of the proceeds from the sale of assets of $26.8 million in relation to the ULSA initial public offering, and to a $3.6 change in the amount of loans and advances made to affiliates, primarily Unilabs Holdings SA. The balance of approximately $3.6 million currently due by Unilabs Holdings SA is expected to be paid within twelve months.

     The Company's bank facilities provide for a total of approximately $23 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of September 19, 1997, the Company had approximately $7 million of availability under the aggregate credit facilities.

     On July 23, 1996, the Company issued 333,333 new shares of its common stock to a U.S. institutional investor at $15.00 per share.

     During the year ended May 31, 1997, UGL and ULSA sold an aggregate of 94,000 shares (or 39.2% on a fully-diluted basis) of ULSA's common stock to financial institutions and to the public for a total consideration of SFr.62.7 million (approximately $44.5 million) through an initial public offering of ULSA's newly-issued and existing shares. As of April 24, 1997, such initial public offering closed. Such offering, which was heavily over-subscribed, was made at the price of SFr.675 per share. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to approximately 60% post-initial public offering. The shares of ULSA are listed on the Swiss Exchange since April 25, 1997. The proceeds were used to reduce existing bank debt in the amount of approximately SFr.17.5 million (approximately $12.5 million), and the balance is being used principally for acquisitions and financing the development of the Clinical Trials Division.

     In September 1988, UCP acquired a freehold site at Camden Lock, London NW1, where it constructed a new building on the site to provide laboratory space to meet present requirements and those for the foreseeable future. The building, completed in 1991, provides approximately 54,000 square feet of usable space. While the Company believes that such building is suitable and adequate for its purpose, the Company has, during the year ended May 31, 1997, made a decision to sell it and move to other premises which it has not yet found. Such decision was made in consideration of the overall Company's development strategy in the UK for both UCP and UCT. As a result of this decision, the Company recorded a one-time charge of approximately $5.8 million to adjust the building's carrying value to its estimated market value. The Company actively pursues efforts in order to sell the building. It intends to use the proceeds of such sale, if any, to reimburse most of the debts of the UK operations.

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

     On August 8, 1997, the Company announced its intention to merge UniHolding into its wholly owned subsidiary, UGL. The proposed merger is intended to streamline the corporate structure. It is subject to shareholder and regulatory approvals, but the principle of such merger has been unanimously approved by the Company's board of directors.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The preceding "Business" and Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its new business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in such forward-looking statements.

(a)  Heightened competition, including the intensification of price competition.

(b)  Impact of changes in tests and payor mix.

(c) Adverse actions by governmental or other third-party payors, including unilateral reduction of fee schedules payable to the Company.

(d) Failure to obtain new customers, retain existing customers or reduction in tests ordered or specimens submitted by existing customers.

(e)  Adverse results in significant litigation matters, if any.

(f) Denial of certification or licensure of any of the Company's clinical laboratories by governmental agencies.

(g) Adverse publicity and news coverage about the Company or the clinical laboratory industry.

(h)  Inability to carry out marketing and sales plans.

(i) Inability to successfully integrate the operations of or fully realize costs savings expected from the consolidation of certain operations and the elimination of duplicative expenses or risk that declining revenues or increases in other expenses will offset such savings.

(j) Ability of the Company to attract and retain experienced and qualified personnel.

(k) Changes in interest rates causing an increase in the Company's effective borrowing rate, and changes in exchange rates causing variances in consolidated income and expenses reported in dollars.

(l) The effect of the Company's effort to improve account profitability by selectively repricing or discontinuing business which perform below Company expectations.

(m)  Inability to successfully develop the Company's Clinical Trials operations.

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

     Inflation was not a material factor in either revenue or operating expenses during the years presented, and is not expected to be in the current year.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page Number

Reports of Independent Auditors ..................................     II-F-2


UniHolding Corporation and Subsidiaries Consolidated
Balance Sheets as of May 31, 1997, and 1996 ......................     II-F-4


UniHolding Corporation and Subsidiaries Consolidated
Statements of Operations for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-6


UniHolding Corporation and Subsidiaries Consolidated
Statements of Stockholders' Equity for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-7


UniHolding Corporation and Subsidiaries Consolidated
Statements of Cash Flows for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-8


UniHolding Corporation and Subsidiaries Notes to
Consolidated Financial Statements for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Effective May 31, 1997, the Board of Directors by unanimous written consent elected to change the principal accountants, and elected to engage ATAG Ernst & Young SA, member of Ernst & Young International, to audit the registrant's financial statements for the year ending May 31, 1997 and to replace Richard A. Eisner & Company, LLP as the principal accountants.

(b) This change of principal accountants was recommended by the Audit Committee of the Board of Directors, which recommendation was adopted by the Audit Committee at a meeting on May 26, 1997. The unanimous written consent was completed by the directors on May 30, 1997. On the same date the former accountant was notified of the change of accountants.

(c) The reports of Richard A. Eisner & Company, LLP on the registrant's financial statements for the years ended May 31, 1996 and May 31, 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(d) During the registrant's two most recent fiscal years ended May 31, 1996 and during the subsequent interim period through May 30, 1997, except as described in section (e) below, there were no disagreements with Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Richard A. Eisner & Company, LLP would have caused Richard A. Eisner & Company, LLP to make reference to the subject matter of the disagreements in connection with its report.

(e) (i) During fiscal year 1996 the registrant invested approximately $3 million for a 1/3 voting interest (and 2/3 of the equity) in MISE S.A. The MISE transaction is described in detail in Note 11 to the 1996 financial statements and other sections of the 1996 Form 10-K. The registrant initially capitalized the investment and reflected the $3 million as an asset in the balance sheet of interim financial statements included in Forms 10-Q for fiscal 1996 and initially misdescribed certain aspects of the investment. The former accountant advised the registrant of the need to expand significantly the scope of its audit in connection with the MISE transaction. As a result of the expanded inquiries, the former accountant believed that U.S. generally accepted accounting principles required the $3 million to be expensed and the registrant accordingly agreed and expensed the $3 million as reported in its 1996 Form 10-K.

     (ii) The Board of Directors discussed in detail the MISE transaction which was the subject of a disagreement in the view of the former accountant. However, the Board did not discuss the matter with the former accountant because the registrant had agreed with the former accountant, thereby resolving the matter.

     (iii) The registrant has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the MISE transaction and any other transactions.

(f) During the registrant's two most recent fiscal years ended May 31, 1996 and during the subsequent interim period through May 30, 1997, except as described in section (g) below, there are no other reportable events (as defined in Item 304(a)(1)(v)).

(g) The former accountant has advised the registrant that information has come to the accountant's attention concerning current tax provisions/benefits and deferred tax asset and liability accounts and accounting treatment of a recent segment recapitalization and recent writedowns of real estate and goodwill that, if further investigated, may materially impact the fairness or reliability of the financial statements issued covering the fiscal period ending February 28, 1997 (i.e., subsequent to the date of the most recent audited financial statements), and due to the change of accountants the former accountant did not conduct such further investigation.

(h) The registrant has requested Richard A. Eisner & Company, LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter from Richard A. Eisner & Company, LLP is an Exhibit to this Form 10-K.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page Number

Reports of Independent Auditors ..................................     II-F-2


UniHolding Corporation and Subsidiaries Consolidated
Balance Sheets as of May 31, 1997, and 1996 ......................     II-F-4


UniHolding Corporation and Subsidiaries Consolidated
Statements of Operations for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-6


UniHolding Corporation and Subsidiaries Consolidated
Statements of Stockholders' Equity for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-7


UniHolding Corporation and Subsidiaries Consolidated
Statements of Cash Flows for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-8


UniHolding Corporation and Subsidiaries Notes to
Consolidated Financial Statements for the Years Ended
May 31, 1997, 1996 and 1995 ......................................     II-F-10



                                     II-F-1

ATAG ERNST & YOUNG       6, rue d'italie      Telephone: ++41 22 318 06 18
                         P.O. Box 3270        Telefax:   ++41 22 312 01 70
                         CH-1211 Geneva 3
                         Switzerland

REPORT OF INDEPENDENT AUDITORS
to the Board of Directors and Shareholders of

UNIHOLDING CORPORATION, Delaware, USA

We have audited the accompanying consolidated balance sheet of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of UniHolding Corporation and subsidiaries for the year ended May 31, 1996, were audited by other auditors whose report dated September 28, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniHolding Corporation and subsidiaries at May 31, 1997 and the consolidated results of their operations and their cash flows for the year ended May 31, 1997, in conformity with accounting principles generally accepted in the United States of America.


Geneva, Switzerland,
October 3rd, 1997                   ATAG ERNST & YOUNG SA


                        /s/                       /s/
                        ---------------------     ---------------
                        C. Picci                  D. Russo
                     Expert-comptable diplome
                        (Auditor in charge)



                                                ATAG ERNST & YOUNG: offices in
                                                Basel, Aarau, Berne/Thun,
                                                Bienne, Brig, Chur, Fribourg,
                                                Geneva, Kreuzlingen, Lausanne,
                                                Lucerne, Neuchatel/La
                                                Chaux-de-Fonds, St.
                                                Gallen/Buchs, Sion, Sointhurn,
                                                Winterthur, Zurich

                                         Member of the Swiss Chamber of Auditors




                                     II-F-2

REPORT OF INDEPENDENT AUDITORS


Board of Directors
UniHolding Corporation
New York, New York

     We have audited the accompanying consolidated balance sheet of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UniHolding Corporation and subsidiaries at May 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1996 in conformity with generally accepted accounting principles.

     As more fully described in Note 11, during the year ended May 31, 1996, the Company invested $3 million in a newly formed company accounted for by the equity method, which in turn, used the funds to acquire know-how, software and marketing plans. The equity investee's loss was charged to earnings in the year ended May 31, 1996.


/s/ Richard A. Eisner & Company, LLP

New York, New York
September 26, 1996


                                     II-F-3

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                   May 31,
           ASSETS                                            1997           1996
                                                         --------       --------

CURRENT ASSETS:
  Cash and cash equivalents                              $  8,201       $  1,587
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,201 in 1997 and $1,500 in
    1996                                                   21,133         18,726
  Due from related companies                                3,573          4,960
  Inventories                                               2,272          1,910
  Prepaid expenses                                          2,046          2,535
  Other current assets                                        770          1,051
                                                         --------       --------

           Total current assets                            37,995         30,769
                                                         --------       --------


NON-CURRENT ASSETS:
  Long-term notes receivable                                  818            818
  Deferred tax assets                                       5,293          1,212
  Intangible assets, net                                   30,019         54,828
  Property, plant and equipment, net                       28,610         33,238
  Investment in equity affiliates                           1,480          1,423
  Other assets, net                                         1,088            964
                                                         --------       --------

           Total non-current assets                        67,308         92,483
                                                         --------       --------

                                                         $105,303       $123,252
                                                         ========       ========


                        See notes to financial statements



                                     II-F-4

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                May 31,
                                                          1997           1996
                                                       ---------      ---------
CURRENT LIABILITIES:
  Bank overdrafts                                      $   5,889      $   6,686
  Lease payable                                            1,733          1,331
  Payable to related parties                                 150              9
  Trade payables                                           9,501          6,843
  Accrued liabilities                                      4,458          4,568
  Note payable                                              --           15,000
  Long-term debt                                           4,741          2,971
  Taxes payable                                            4,707          3,175
                                                       ---------      ---------

        Total current liabilities                         31,179         40,583
                                                       ---------      ---------

NON-CURRENT LIABILITIES:
  Lease payable                                            2,446          2,633
  Long-term debt                                          12,109         35,721
  Taxes payable                                              155            199
  Deferred taxes                                             725          4,410
                                                       ---------      ---------

        Total non-current liabilities                     15,435         42,963
                                                       ---------      ---------

        Total liabilities                                 46,614         83,546
                                                       ---------      ---------

MINORITY INTERESTS                                        10,344          5,464
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
    Voting; authorized 18,000,000 shares
    issued 7,627,736 at May 31, 1997
    and 5,823,785 at May 31, 1996                             76             58
    Non-Voting; authorized 2,000,000 shares;
    issued and outstanding 298,384 at
    May 31, 1997 and 1996                                      3              3
  Additional paid-in capital                              49,832         32,429
  Cumulative translation adjustment                       (3,050)          (239)
  Retained earnings                                        5,559          5,153
                                                       ---------      ---------
                                                          52,420         37,404
Less--cost of 293,150 and 168,000 shares
  of Common Stock held in treasury at
  May 31, 1997 and May 31, 1996,
  respectively                                            (4,075)        (3,162)
                                                       ---------      ---------

        Total stockholders' equity                        48,345         34,242
                                                       ---------      ---------

                                                       $ 105,303      $ 123,252
                                                       =========      =========



                        See notes to financial statements



                                     II-F-5

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                          Years ended May 31
                                                 1997           1996           1995
                                             -----------    -----------    -----------

REVENUE                                      $    99,644    $    97,061    $    82,543

Operating expenses:
  Salaries and related charge                     41,235         39,982         34,992
  Supplies                                        16,020         15,240         13,692
  Other operating expenses                        30,822         25,522         16,140
  Depreciation and amortization of
    tangible assets                                6,230          5,448          5,255
  Adjustment of carrying value of building         5,805             --             --
  Amortization of intangible assets                5,437          2,431          1,947
  Adjustment of carrying value of goodwill
    in subsidiary                                 23,722             --             --
                                             -----------    -----------    -----------

OPERATING INCOME (LOSS)                          (29,627)         8,438         10,517

Interest expense, net of interest income
  of $268 and $664 in 1997 and 1996               (3,083)        (2,984)        (1,509)
Equity in loss of affiliates                        (253)        (3,299)            --
Gain on sale of subsidiary shares                 16,164             --             --
Other, net                                           441            883           (197)
                                             -----------    -----------    -----------

Income (loss) before taxes and minority
  interests                                      (16,358)         3,038          8,811
Tax benefit (provision)                            3,588         (2,355)        (1,975)
                                             -----------    -----------    -----------

Income (loss) from continuing operations
  before minority interests                      (12,770)           683          6,836
Minority interests in income (loss) of
  continuing operations                             (536)          (983)        (3,763)
                                             -----------    -----------    -----------

Income (loss) from continuing operations         (13,306)          (300)         3,073
Loss on disposition of discontinued
  operation, net of tax benefit of
  $195 and minority interests of $220                 --             --           (234)
                                             -----------    -----------    -----------

NET INCOME (LOSS)                            $   (13,306)   $      (300)   $     2,839
                                             ===========    ===========    ===========

Weighted average common shares outstanding     7,015,943        005,643      5,782,902
Earnings per share of common stock
  Net income (loss) from continuing
    operation                                $     (1.90)   $     (0.05)   $      0.53
  Loss on disposition of discontinued
    operation                                         --             --    $     (0.04)
  Net income (loss)                          $     (1.90)   $     (0.05)   $      0.49


                        See notes to financial statements




                                     II-F-6

                             UNIHOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                 Common Stock                      Additional    Cumulative
                                                                 -----------
                                                       Voting                    Non-Voting           Paid-in   Translation

                                                Shares        Amount        Shares        Amount      Capital    Adjustment
                                                ------        ------        ------        ------      -------    ----------

    Balances, May 31, 1994                   4,982,569            50            --            --        9,328           620
Net income
Excess of purchase price of subsidiaries
  over predecessor cost                                                                                (1,335)
Issuance of common stock for repayment
  of note and accrued interest due to
  stockholder                                  827,613             8                                   18,199

Issuance of common stock for cash, net
  of expenses of $250                          250,000             2                                    4,998
Cumulative translation adjustment
                                            ----------    ----------    ----------    ----------   ----------    ----------

    Balances, May 31, 1995                   6,060,182            60            --            --       31,190         1,174
Net loss
Adjustment for 4-to-1 reverse split               (513)
Issuance and exchange of Non-Voting
  Common Stock for Voting Common Stock        (298,384)           (3)      298,384             3
Issuance of common stock for cash, net
  of expenses of $113                           62,500             1                                    1,239
Cost of Common Stock held in treasury
Cumulative translation adjustment                                                                                    (1,413)
                                            ----------    ----------    ----------    ----------   ----------    ----------

    Balances, May 31, 1996                   5,823,785            58       298,384             3       32,429          (239)

Net loss
Issuance of common stock for cash              333,333             3                                    4,997
Issuance of common stock for no
  additional consideration, pursuant to
  antidilutive provisions                       75,655             1                                       (1)
Issuance of common stock for repayment of
  note and accrued interest due to former
  UGL stockholder                            1,394,963            14                                   15,736
Excess of purchase price of subsidiaries
  over predecessor cost                                                                                (3,329)
Issuance of shares at a premium by ULSA
Cost of Common Stock held in treasury
Cumulative translation adjustment                                                                                    (2,811)
                                            ----------    ----------    ----------    ----------   ----------    ----------
                                             7,627,736            76       298,384             3       49,832        (3,050)
                                            ==========    ==========    ==========    ==========   ==========    ==========
                                                                            Total

                                             Retained      Treasury  Stockholders'

                                             Earnings         Stock        Equity
                                             --------         -----        ------

    Balances, May 31, 1994                      2,614            --        12,612
Net income                                      2,839                       2,839
Excess of purchase price of subsidiaries
  over predecessor cost                                                    (1,335)
Issuance of common stock for repayment
  of note and accrued interest due to
  stockholder
                                                                           18,207
Issuance of common stock for cash, net
  of expenses of $250                                                       5,000
Cumulative translation adjustment                 554                         554
                                           ----------    ----------    ----------

    Balances, May 31, 1995                      5,453            --        37,877
Net loss                                         (300)                       (300)
Adjustment for 4-to-1 reverse split                                            --
Issuance and exchange of Non-Voting
  Common Stock for Voting Common Stock
Issuance of common stock for cash, net
  of expenses of $113                                                       1,240
Cost of Common Stock held in treasury                        (3,162)       (3,162)
Cumulative translation adjustment                                          (1,413)
                                           ----------    ----------    ----------

    Balances, May 31, 1996                      5,153        (3,162)       34,242

Net loss                                      (13,306)                    (13,306)
Issuance of common stock for cash                                           5,000
Issuance of common stock for no
  additional consideration, pursuant to
  antidilutive provisions                                                      --
Issuance of common stock for repayment of
  note and accrued interest due to former
  UGL stockholder                                                          15,750
Excess of purchase price of subsidiaries
  over predecessor cost                                                    (3,329)
Issuance of shares at a premium by ULSA        13,712                      13,712
Cost of Common Stock held in treasury                          (913)         (913)
Cumulative translation adjustment                                          (2,811)
                                           ----------    ----------    ----------
                                                5,559        (4,075)       48,345
                                           ==========    ==========    ==========

                        See notes to financial statements



                                     II-F-7

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                       Years ended May 31,
                                                 1997        1996        1995
                                               --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $(13,306)   $   (300)   $  2,839
  Adjustments to reconcile net income
    to net cash provided by operations:
  Equity in loss of affiliates                      253       3,299          --
  Minority interests in income                      536         983       3,543
  Deferred taxes                                 (7,594)       (922)        445
  Depreciation and amortization of
    tangible assets                              12,035       5,448       5,255
  Amortization of intangible assets              29,159       2,431       1,947
  Gain on sale of subsidiary shares             (16,164)         --          --
  Other non-cash (income) expenses                 (389)        (22)          7
Net changes in assets and liabilities,
    net of acquisitions:
   Accounts receivable                           (3,122)     (2,027)        172
   Inventories                                     (348)       (164)        758
   Prepaid expenses                                 528         174        (171)
   Other current assets                             251        (496)        218
   Trade payables                                 1,791       2,362      (2,604)
   Accrued liabilities                             (373)       (130)       (373)
   Taxes payable                                  1,870         675      (1,756)
                                               --------    --------    --------

  Net cash provided by operating
  activities                                      5,127      11,311      10,280
                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from issuance of share
  capital, net of expenses                       21,152       1,240       5,000
  Repayment of long-term debt                   (20,115)     (1,156)     (1,504)
  Cash proceeds from long-term debt                  --       4,560      13,415
  Proceeds (reimbursement) from (of)
  bank overdrafts                                (1,131)        171       3,796
  Dividend paid to minority shareholders           (209)       (331)       (319)
  Repayment of lease debt                        (1,818)     (1,539)       (826)
  Payment for purchase of treasury stock           (696)     (3,162)         --
                                               --------    --------    --------

  Net cash provided by (used in)
  financing activities                           (2,817)       (217)     19,562
                                               --------    --------    --------


                                   (continued)




                                     II-F-8

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)



                                                        Years ended May 31,
                                                   1997        1996        1995
                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchases of property
  and equipment                                  (4,476)     (3,788)     (4,611)
  Loans and advances (to) from
  affiliates and related companies, net          (2,497)     (6,142)        503
  Payment for purchase of interest
  in subsidiaries                               (15,403)    (16,418)     (8,948)
  Payment for purchase of intangible
  assets                                           (293)       (456)     (2,249)
  Proceeds from sale of subsidiary
  shares                                         26,842         481       1,047
                                               --------    --------    --------

  Net cash provided by (used in)
  investing activities                            4,173     (26,323)    (14,258)
                                               --------    --------    --------


  Effect of exchange rate changes on
  cash                                              131        (123)        260

  Net increase (decrease) in cash and
  cash equivalents                                6,614     (15,352)     15,844
  Cash and cash equivalents, beginning
  of year                                         1,587      16,939       1,095
                                               --------    --------    --------

  Cash and cash equivalents, end of
  year                                         $  8,201    $  1,587    $ 16,939
                                               ========    ========    ========


                        See notes to financial statements



                                     II-F-9

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

     UGL was formed pursuant to a Stock Purchase Agreement dated January 19, 1993 among Unilab Corporation ("Old Unilab"), MetCal, Inc. (now known as "Unilab Corporation" or "Unilab") and Holdings. Pursuant to the agreement, which closed on November 10, 1993, Holdings contributed 70% of ULSA, subject to the assumption by Unilab from UGL of a liability of $21,000 to Holdings and Unilab contributed 100% of the capital stock of Unilabs Clinical Pathology Limited ("UCP", formerly JS Pathology plc, "JSP") in exchange for 60% and 40%, respectively, of the capital stock of UGL. Subsequent to November 10, 1993, Holdings and Unilab agreed upon an increase in the relative value of Holdings' original contribution by approximately $4,100. Accordingly, UGL issued a note in this amount to Holdings. UCP was subsequently transferred to Unilabs Group (UK) Limited ("UGUK", formerly United Laboratories Limited, "ULL"), a newly formed United Kingdom corporation and 100% subsidiary of UGL, in a reorganization which is deemed to have occurred as of November 10, 1993. As of May 29, 1995, with a view to streamlining the European subsidiary structure, UGL sold UGUK, its wholly-owned subsidiary, to ULSA, then an 87.2% subsidiary of UGL.

     On May 31, 1995, the Company exercised its options, obtained on March 31, 1994, to acquire Spanish and Italian laboratory operations from Holdings for an aggregate cost of $7,342 paid in the form of two promissory notes offset against cash advances. The acquisitions were accounted for at predecessor cost and the excess of the purchase price over Holdings' carrying value, $375, was charged to additional paid-in capital. Had the Spanish and Italian operations been acquired by the Company as of June 1, 1994, there would have been no material effect on the consolidated operations of the Company for the year ended May 31, 1995. As of December, 1996, with a view to streamlining the European subsidiary structure, UniHolding sold the Spanish and Italian operations to ULSA, for a consideration of S.Fr. 9,700 ($7,342).


                                    II-F-10

     During the year ended May 31, 1995, the Company sold to a third-party a subsidiary engaged in a separate line of business, the operations of which were not material, and realized a non-recurring loss on discontinued operations of approximately $234 (or $0.04 per share).

     As of June 30, 1995, UniHolding and UGL entered into an agreement whereby UGL acquired from Unilab 40% of UGL's common stock for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to UCP, and $15,000 in the form of a one-year, interest-bearing promissory note. The interest on the $15,000 promissory note is the greater of (i) 10% and (ii) the 3-month LIBOR rate on the business day immediately preceding the first day of a calendar quarter plus 3.25%. Such interest started accruing on January 1, 1996. The acquisition of the minority interest in UGL was accounted for as a purchase and the excess of the purchase price over the fair value, which approximated the carrying value, of the assets acquired, $3,301, was allocated to goodwill. The agreement provided that if the principal of the note, together with any accrued interest, was still unpaid on December 31, 1996, it should be converted into shares of UniHolding's common stock at 75% of then market value. As of December 31, 1996, the $15,000 note due Unilab was unpaid. Accordingly, the note's principal, together with accrued but unpaid interest of $750 as of December 31, 1996, converted into 1,394,963 newly-issued shares of Common Stock. Further, pursuant to certain antidilution provisions, the Company issued to a minority investor 75,655 newly-issued shares of Common Stock for no additional consideration. Had the Unilab note converted as of June 1, 1996, the results of operations for the year ended May 31, 1997, would have been as follows. Such unaudited pro forma financial information may not be indicative of the results of operations that would have been actually achieved had the transactions taken place at the date indicated and should not be construed as indicative of UniHolding's results of operations for any future period.

                                            Year ended
                                           May 31, l997

        Sales                                $99,644

        Operating loss                       (29,627)

        Net loss                             $12,341)

        Per share                             ($1.58)

     Had the additional 40% of UGL's common stock been acquired as of June 1, 1994, and had UGUK been owned by ULSA as of June 1, 1994, consolidated operations of the Company for the year ended May 31, 1995 would have been as follows. Such unaudited pro forma financial information may not be indicative of the results of operations that would have been actually achieved had the transactions taken place at the date indicated and should not be construed as indicative of UniHolding's results of operations for any future period.


                                    II-F-11

                                                  Year ended
                                                 May 31, l995

        Sales                                     $ 82,543

        Operating income                            10,434

        Income from continuing operations            4,624

        Net income                                   4,390

        Per share, from continuing operations       $ 0.80

        Per share                                   $ 0.76

     On March 1, 1995, the Company entered into a Cooperation Agreement, a Licensing Agreement and a Marketing Agreement (together referred to as the "NDA Agreements") with NDA Clinical Trials Services Inc., a Delaware corporation based in New York ("NDA"). The NDA Agreements were intended to provide a global product of laboratory testing services to the pharmaceutical industry in clinical evaluations in the United States and Europe utilizing similar procedures in testing and data management. The Company has established two new European subsidiaries to undertake the laboratory testing for clinical evaluations in Europe, Unilabs Clinical Trials Limited, a United Kingdom subsidiary ("UCT"), and UCT Software SA ("UCTS", formerly Pharmasoft SA), a Swiss subsidiary. Such service is provided using the laboratory facilities of UCP in London and those of the Company's subsidiary in the United States, NDA. On June 1, 1996, UCT acquired the clinical trials business thus far performed by UCP, for a consideration comprising a note of $610 and the establishment of a five-year agreement between UCT and UCP for the provision of testing and administrative services by UCP and the renting of space in UCP's facilities. The price for the subcontracting of testing has been fixed such that UCP makes a profit over the period of the contract which, together with the $610 note, equals the fair value of the business as of June 1, 1996. As of October 16, 1995, the Company entered into a Stock Purchase Agreement and an Option Agreement with NDA. Under these Agreements, the Company acquired 17% of NDA's capital through the purchase of newly-issued shares, together with an option to increase its stake in NDA to 30% on or before May 31, 1998. The consideration for the acquisition of 17% was $1,188 paid in cash at closing. Simultaneously, UCT granted to NDA and NDA's stockholders (excluding the Company), an option to subscribe to new shares of UCT. This option was contingent upon the Company exercising its option on 13% of NDA's equity. As of July 23, 1996, the reciprocal options on 13% of NDA's equity and on new shares of UCT were terminated by mutual consent. As of July 23, 1996, the Company transferred the assets of its Clinical Trials Division, consisting of 100% of the equity of UCT, 100% of the equity of UCTS and 17% of the equity of NDA to its newly formed wholly-owned British Virgin Islands subsidiary, Global Unilabs Clinical Trials Ltd. ("GUCT") in exchange for 217,000 ordinary shares representing all of the issued and outstanding shares of GUCT. The ownership of the 217,000 shares of GUCT was then transferred to UGL. Also on July 23, 1996, the Company, through GUCT, made a loan of $700 to NDA. From August 1996 through January 1997, the Company made further loans to NDA, totaling $1,200. GUCT entered into and closed a Master Combination Agreement ("UCTI Agreement") dated as of January 31, 1997 with NDA and the stockholders of NDA. Pursuant to the UCTI Agreement, GUCT and the NDA stockholders contributed their respective holdings in NDA (aggregating 100%) and GUCT contributed its


                                    II-F-12

100% holdings in UCT and UCTS to a newly-formed Delaware corporation, Unilabs Clinical Trials International, Inc., ("UCTI"). GUCT also converted an aggregate of approximately $1,900 of debt of NDA and approximately UK(pound)300 of debt of UCT into equity of NDA and UCT respectively, which were then exchanged for stock of UCTI. Further, GUCT contributed approximately $2,200 to UCTI, which, together with the other contributions of stock, caused GUCT's ownership in UCTI to be approximately 70% at January 31, 1997. Since the UCTI Agreement as of January 31, 1997, the operations of NDA have been combined with those of UCT, and both UCT and NDA are now wholly-owned subsidiaries of UCTI. In May 1997, UCTI offered $7,092 of convertible notes to all of its shareholders in proportion to their share of UCTI's equity. GUCT subscribed a note of $5,000 corresponding to its approximate 70% ownership. Five other UCTI shareholders subscribed to a total of $347, thus leaving an unsubscribed balance of $1,745. Such balance was offered in a second round of subscriptions to those shareholders who had subscribed to the first round. Accordingly, GUCT subscribed to an additional $1,739, and one other shareholder subscribed to the balance of $6. The notes bear interest at the rate of 12% per annum, payable annually, and the principal is payable on May 16, 2000. Interest and principal may be repaid by UCTI, at the election of holders of notes representing at least 66.7% of the aggregate outstanding principal amount, either in cash or by the issuance of shares of UCTI common stock. The acquisition by the Company of 70% of UCTI pursuant to the UCTI Agreement was accounted for as a purchase and the excess of the purchase consideration over the fair value, which approximated the carrying value, of the assets acquired, $4,125, was allocated to goodwill.

     Had the UCTI Agreement closed as of June 1, 1996, consolidated operations of the Company for the year ended May 31, 1997 would have been as follows. Such unaudited pro forma financial information may not be indicative of the results of operations that would have been actually achieved had the transactions taken place at the date indicated and should not be construed as indicative of UniHolding's results of operations for any future period.


                                                          Year ended
                                                         May 31, l997

        Sales                                             $ 102,796

        Operating income (loss)                             (30,799)

        Net loss                                           ($13,445)

        Per share                                           ($ 1.92)

     During the year ended May 31, 1997, in conformity with the Company's plans to maximize shareholder values, UGL and ULSA organized an initial public offering of ULSA's newly-issued and existing shares, which closed on April 24, 1997. Such offering, which was heavily over-subscribed, was made at the price of SFr.675 per bearer share, thus valuing the Company's investment in ULSA as of May 31, 1997, at SFr.98,806 (approximately $70,071). The offering comprised the sale by ULSA to the public of newly issued shares of common stock corresponding to 20% of its equity, and the sale by UGL of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997.


                                    II-F-13

2.   Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates is accounted for on the equity method. In prior years, the investment in the Company's equity affiliates MISE and NDA were accounted for on the equity method.

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

     Revenue Recognition

     Revenue from performing laboratory testing services is recognized at the time service is provided. The Company's revenue is based on the amount billed or billable.

     Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the related assets which range from 3 to 50 years. Property and equipment includes items acquired under finance leases which are capitalized and the related equipment is amortized over its useful life. Leasehold properties are depreciated over the lease period, which may range from 1 to 10 years and leasehold improvements are depreciated using the straight-line method over the remaining term of the related lease or their useful life, whichever is shorter. The Company's policy generally is to capitalize purchased and internally-generated data processing software costs which are considered to have a useful life of over one year and to amortize them over their useful life estimated to be not more than 5 years.

     Goodwill

     Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight line method. Goodwill is evaluated periodically based on undiscounted expected future cash flows and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred. During the year ended May 31, 1997, the Company revised its estimate of the useful life of existing goodwill from 40 to 20 years. The net effect of such change was a charge before tax effect of $3,025 (or $0.43 per share).


                                    II-F-14

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

     Income Taxes

     The Company accounts for income taxes utilizing the liability method requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

     The Company currently provides income taxes on the earnings of foreign subsidiaries to the extent they are taxable or expected to be remitted.

     Any dividend received from subsidiaries by UniHolding, through UGL, would be subject to withholding taxes at a maximum rate of 35%, which the Company could not recover, but may be creditable against U.S. Federal income tax.

     Foreign Currency Transactions

     Gains and losses resulting from foreign currency transactions and changes in foreign currency positions are included in income or expense currently. Other income includes an exchange loss of approximately $248 and a gain of $696 in fiscal 1997 and 1996, respectively.

     Foreign Currency Translation

     The Company's principal operations during the fiscal years 1997, 1996 and 1995 are located in Switzerland, the United Kingdom, Italy, Spain and the United States. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period. Net gains and losses arising upon translation of local currency financial statements to US dollars are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account, which may be realized upon the eventual disposition by the Company of part or all of its European investments.

     Income (Loss) Per Common Share

     For the years ended May 31, 1997, 1996 and 1995 income or loss per common share was computed by dividing net income or net loss by the weighted average number of voting and non-voting shares outstanding during the year.


                                    II-F-15

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

     Stock Based Compensation Plans

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB "25"), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25 and to adopt only the disclosure provisions of SFAS 123. Accordingly, adoption of SFAS 123 in the year ended May 31, 1997, did not have any impact on the results of operations or the financial position of the Company.

     Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods and earlier application is permitted. The Company believes adoption of SFAS 128 will not have a material impact on its financial statements.

3.   Property, Plant and Equipment, net and Intangible Assets

     Property, Plant and Equipment, net consists of the following:



                                    II-F-16

                                                      May 31, 1997  May 31, 1996
                                                      ------------  ------------

     Land and buildings                                 $ 15,277       $ 20,508
     Long-term leasehold and improvements                  8,936          8,849
     Furniture and fittings                                6,700          5,446
     Laboratory and office equipment                      28,254         27,329
     Capitalized data processing software                  3,599          3,133
                                                        --------       --------
                                                        $ 62,766       $ 65,265
     Less:
     Accumulated depreciation and amortization           (34,156)       (32,027)
                                                        --------       --------
                                                        $ 28,610       $ 33,238
                                                        ========       ========

     Depreciation and amortization of tangible assets expense was $12,035, $5,448 and $5,255 in the years ended May 31, 1997, 1996 and 1995. During the year ended May 31, 1997, as a result of its decision to sell the Company's building used by its UK operations, management reconsidered the carrying value of such building, and the Company therefore recorded a one-time charge of $5,805 (the equivalent of (pound)4,000) to adjust such carrying value to its currently estimated market value.

     Routine maintenance and repair, which are charged to expense, amounted to:

             May 31, 1997 : $2,652
             May 31, 1996 : $2,125
             May 31, 1995 : $1,788

     The net amount of capitalized data processing software is $1,997 and $2,047 as of May 31, 1997 and 1996 respectively. The gross amount of assets under capital leases is $7,533 and $7,856 as of May 31, 1997 and 1996 respectively.

     Property leased under capital leases included above consist of:

                                                  May 31, 1997      May 31, 1996
                                                  ------------      ------------

     Equipment                                       $ 7,044            $ 6,816
     Furniture and fittings                               38                607
     Automobiles                                         451                433
                                                     -------            -------
                                                       7,533              7,856
     Less-Accumulated
     amortization                                     (3,646)            (3,813)
                                                     -------            -------
     Net leased property
     under capital lease                             $ 3,887            $ 4,043
                                                     =======            =======




                                    II-F-17

     Intangible assets consist of:

                                                 May 31, 1997       May 31, 1996
                                                 ------------       ------------

     Goodwill                                      $ 63,519            $ 53,430
     Customer lists                                  10,494              11,650
     Other                                            1,613                 529
                                                   --------            --------
                                                     75,626              65,609
     Less Accumulated
     amortization                                   (45,607)            (10,781)
                                                   --------            --------
                                                   $ 30,019            $ 54,828
                                                   ========            ========

     Amortization of intangible and other assets was $29,159, $2,431 and $1,947 in the years ended May 31, 1997, 1996 and 1995. During the year ended May 31, 1997, the Company revised its estimate of the useful life of existing goodwill from 40 to 20 years. The net effect of such change was a charge before tax effect of $3,025 (or $0.43 per share).

     Further, during the year ended May 31, 1997, management performed its periodic evaluation of the Company's goodwill, based on undiscounted expected future cash flows. As a result thereof, in view of unexpected delays in returning UK operations to a level of profitability meeting the Company's criteria, and in view of the present and estimated future profitability of such operations, management concluded to record a charge before tax effect of $23,722 (or $3.38 per share) to adjust such goodwill.

4.   Long Term Debt

     Long term debt consists of the following:

                                                    May 31, 1997    May 31, 1996
                                                    ------------    ------------
     Senior secured debt:
     ULSA Credit Agreement                            $ 10,461         $ 30,141
     UCP Term Loan                                       3,184            2,555
     UGUK Term Loan                                      1,099            1,278
     UTL Term Loan                                       1,645            1,530
     Note to seller in connection
          with an acquisition by UCP                        --            1,379
     Other debt                                            461            1,800
     Capital leases:
     Gross obligation                                    4,656            4,411
     Interest component                                   (477)            (438)
                                                      --------         --------
                                                      $ 21,029         $ 42,656
     Less: current portion                              (6,474)          (4,302)
                                                      --------         --------
                                                      $ 14,555         $ 38,354
                                                      ========         ========


                                    II-F-18

     Senior Secured Debt

     On June 18, 1996, and February 27, 1997, ULSA entered into a new credit agreement (the "ULSA New Credit Agreement") with a bank, replacing all previous agreements. The ULSA New Credit Agreement provides for borrowings up to an aggregate principal amount of $17,700 in the form of secured senior debt consisting of term loans, working capital loans and/or guarantees. At May 31, 1997, $10,461 was outstanding under the ULSA New Credit Agreement. Pursuant to an amended repayment schedule agreed on February 27, 1997, the ULSA New Credit Agreement has no fixed repayment terms.

     The ULSA New Credit Agreement is secured by a pledge of the common stock of substantially all ULSA's subsidiaries, and contains covenants of a customary nature.

     Interest on the term loans under the ULSA New Credit Agreement is generally at Swiss Franc LIBOR plus 1.25%. At May 31, 1997, the effective blended interest rate was approximately 4.25%.

     On December 3, 1993, UCP entered into a credit agreement with a bank, providing for borrowings in the form of senior debt consisting of a seven-year term loan (the "UCP Term Loan"). The proceeds of this loan were used to repay debt owed to the previous chairman and majority shareholder of UCP. At May 31, 1997, $3,184 was outstanding under this facility. In addition, on March 16, 1994, UGUK entered into a credit agreement with the same bank, providing for borrowings in the form of senior debt consisting of a seven-year term loan (the "UGUK Term Loan"). The proceeds of the new loan were used to finance an acquisition. At May 31, 1997, $1,099 was outstanding under this facility. On January 24, 1996, a subsidiary of UGUK entered into a credit agreement with a finance company, providing for a borrowing of $1,650 for a duration of 7 years (the "UTL Term Loan"). The proceeds of the UTL Term Loan were used to fund working capital and expansion.

     The UCP, UGUK and UTL Term Loans and the UCP Working Capital Loan are secured by UCP's and UGUK's land, building, accounts receivable and other assets, and are cross-guaranteed by all other subsidiaries of UCP and UGUK, respectively. In addition, the UTL Term Loan is secured by a guarantee from UniHolding Corporation.

     Interest on the UTL Term Loan is at 10%. Interest on the UCP and UGUK Term Loans is at Pound Sterling LIBOR plus 1.75%. At May 31, 1997, such interest rate was approximately 7.60%. Interest on the UCP Working Capital Loan was between 7.00% and 7.125% per annum at May 31, 1997, depending on the funding options chosen. The UCP Term Loan requires quarterly payments of approximately $117. The UGUK Term Loan requires 23 quarterly payments of approximately $68 which commenced in June 1995. Because the UCP and UGUK loans include certain covenants which have been breached, the entire outstanding balances as of May 31, 1997, have been classified as short-term liabilities. The Company is negotiating amended loans with the bank, and management is of the opinion that such breaches will not have any significant effect on the Company's ability to continue its UK operations as a going concern. Effective in June 1997, the UTL Term Loan requires monthly repayments of $32 including interest.

     Maturities

     At May 31, 1997, future scheduled principal payments of long-term debt and capital lease obligations were as follows:


                                    II-F-19

                                                     Net obligation
                                                     --------------

     1998                                                $ 6,252
     1999                                                  1,753
     2000                                                  1,406
     2001                                                    439
     2002                                                    236
     thereafter                                           10,943
                                                         -------
                                                         $21,029
                                                         =======

5.   Income Taxes

     Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and the amounts currently taxable in the jurisdictions in which the Company operates. Income (loss) before income taxes and minority interests of domestic and foreign corporations is as follows:

                                                   Years ended May 31
                                      1997              1996             1995
                                    --------          --------         --------

     Domestic                       $ (3,052)         $    118         $   (232)
     Foreign                         (13,306)            2,920            9,043
                                    --------          --------         --------
     Total                          ($16,358)         $  3,038         $  8,811
                                    ========          ========         ========


     The provision (benefit) for income taxes is as follows:

                                                    Years ended May 31
                                         1997             1996             1995
                                       -------          -------          -------

     Current:
     Foreign                           $   864            3,468            1,543

     U.S.                                3,000               --               --

     Deferred:
     Foreign                            (7,452)          (1,113)             432
                                       -------          -------          -------
     Total                             ($3,588)         $ 2,355          $ 1,975
                                       =======          =======          =======



                                    II-F-20

     Deferred taxes are provided principally in relation to temporary differences in the amortization of intangibles and to different book and tax rates of depreciation of tangible assets.

     The deferred tax assets and liabilities as of May 31, 1997, are as follows:

                                                         Assets      Liabilities
     Depreciation of tangible assets                    $    --          $   699
     Amortization of intangibles                             --               26
     Operating loss carryforwards                         7,938               --
                                                        -------          -------
                                                          7,938              725
     Valuation allowance                                 (2,645)              --
                                                        -------          -------
                                                        $ 5,293          $   725
                                                        =======          =======

     The net change in the valuation allowance for deferred tax assets was an increase of $2,249, relating to benefits arising from operating loss carryforwards.

     The tax charge in Switzerland is an accumulation of the taxes due to the city, the canton (state) and the federal authorities. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to taxable equity, the effective cumulative maximum rate is approximately 30%. In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another. United Kingdom corporation tax is based on profits for the period at a rate of 33%. Spanish corporation income tax is 35%, and Italy's corporation tax is 53%.

     On January 1, 1995, a new federal tax law, and for most Swiss cantons, a new cantonal tax law, came into force in Switzerland. The new laws provide for a change in the system of assessment from a two-year past assessment period to a one-year current assessment period. Because the change in the law may create a gap during which certain profits made in prior financial years may be not or partially taxed, the new law has provided for a transition period during which a special method is followed to calculate income taxes. Since the 1995 taxes due based on the old methods of assessment had been fully accrued for during 1993 and 1994, the 1995 tax charge only related to the adjustment needed based on the 1995 income.

     During the year ended May 31, 1996, the Company decided to merge two of its principal Swiss subsidiaries. This had the effect of decreasing the effective tax rate of Swiss operations to approximately 24%, but caused a non-recurring charge of $1,092.

     A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the US Federal income tax rate of 34% to earnings before taxes and minority interests is as follows (in thousands):



                                    II-F-21

                                                       Years ended May 31
                                                1997         1996         1995
                                              -------      -------      -------

Computed income tax charge
     (benefit) at rate of 34%                 ($5,562)     $ 1,033      $ 2,996
Impact of difference between
     statutory and US tax rates                  (709)        (647)        (145)
Effect of change in accounting
     estimates                                 (2,510)          --           --
Permanent differences                           4,383          175          815
Impact of change
     in Swiss tax law                              --           --       (1,577)
Impact of change
     in effective Swiss tax rate                   --         (730)          --
Impact of merger
     of certain Swiss subsidiaries                 --        1,092           --
Change in valuation reserves
     on deferred tax assets                     2,774          173          (16)
Impact of equity
     in loss of affiliates                         --        1,021           --
Effect of Operating Loss
     Carry Forward Acquired                    (2,490)          --           --
Other                                                          238          (98)
                                              -------      -------      -------
                                              ($3,588)     $ 2,355      $ 1,975
                                              =======      =======      =======

     Certain of the Company's subsidiaries have incurred losses which can be used to offset their taxable income for up to six years after incurring the losses, depending on the applicable tax legislation. Total net operating loss carry forwards amount to approximately $30,000. Management has reviewed the probability of realization of the tax benefits which may arise from these losses being carried forward. Based on the estimated realization, the Company has reserved for the tax benefits in all cases where it has not been satisfied that it is more likely than not that the benefits will be realized. Therefore, the Company has recognized deferred tax assets of $5,293. The major portion of underlying net operating loss carry forwards are expected to expire starting in 2004.

     Taxes have not been provided on approximately $11 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

     During the year ended May 31, 1997, the Company has recorded a general provision of $3,000 for possible tax consequences arising from transactions related to the ULSA initial public offering. The definition and quantification of such consequences is dependent upon interpretation of U.S. and foreign tax laws. Further, the ultimate cost may depend upon the ability to use net operating losses carry forward,


                                    II-F-22
and on the availability of tax credits, which the Company's management believes would substantially reduce or eliminate the exposure. While the Company's management believes that such general provision may exceed the ultimate cost, it has decided to record it to cover any possible tax contingency.

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

     In March 1994, the Company entered into an agreement with Unilab, effective as of January 31, 1994, whereby Unilab contributed to UGL 678 shares of cap ital stock of ULSA (then 4.3%) which it purchased in 1993 for $5,000, and Holdings contributed 1,876 shares of capital stock of Unilabs SA (then 11.7%) subject to a note of approximately $7,100, thereby increasing UGL's ownership of ULSA to approximately 86%. The shares received from Unilab have been recorded at their fair value of $5,695 of which $660 was allocated to tangible net assets and $5,035 was allocated to goodwill. The shares received from Holdings were recorded at Holdings' predecessor cost, resulting in a decrease in goodwill of $3,973.

     At various times during the year ended May 31, 1995, UGL acquired from Holdings 186 shares of capital stock of ULSA (then 1.2% of that company's share capital) for cash. The excess of the purchase price over Holdings' carrying value, $960, was charged to additional paid-in capital.

     On May 31, 1995, the Company exercised its options to acquire Spanish and Italian laboratory operations from Holdings. The excess of the purchase price over Holdings' carrying value, $375, was charged to additional paid-in capital.

     In connection with the March 31, 1994, acquisition discussed in Note 1, UniHolding issued a promissory note of $18,000 in favor of Holdings. Such note was repayable after five years, and carried an interest rate of 5% per annum payable at UniHolding's option either in cash or in shares, or any combination thereof. On June 22, 1994, the note, together with then accrued interest of $207, was repaid in advance by issuing to Holdings 825,000 newly-issued shares of UniHolding's common stock, calculated on the basis of the price of $22 per share. If such additional shares had been issued on March 31, 1994, the



                                    II-F-23
weighted average number of shares outstanding during the period ended May 31, 1994, would have been 3,698,251, and, considering the effect of the interest charge of $155 on the period, earnings per share would have been $0.88 for the year ended May 31, 1994, and the effect on earnings for the year ended May 31, 1995 would not have been material.

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

     On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $15 per share. The investor received certain antidilution and preemptive subscription rights. The antidilution provisions provided that if the Company issued its Common Stock to repay the $15,000 note owed to Unilab, it would transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor would remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions.

     As of December 31, 1996, the $15,000 note due Unilab was unpaid. Accordingly, pursuant to the agreement with Unilab dated as of June 30, 1995, the note's principal, together with accrued but unpaid interest of $750 as of December 31, 1996, converted into 1,394,963 newly-issued shares of Common Stock. As a result, total Stockholders' Equity increased from $41,269 to $57,019. Further, pursuant to the antidilution provisions referred to in the preceding paragraph, the Company issued to an investor 75,655 newly-issued shares of Common Stock, for no additional consideration

     Non-Voting Common Stock

     As of March 11, 1996, UniHolding amended its Certificate of Incorporation and designated 2,000,000 of its authorized shares as Non-Voting Common Stock. The Non-Voting shares have identical rights and privileges as the Voting shares, other than the vote. The Non-Voting shares are convertible into an equal number of Voting shares at the holder's option, except in certain circumstances.

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



                                    II-F-24

     Treasury Stock

     During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900, the fair market value of such shares which was less than the cost of such shares to Holdings. Further, during the year ended May 31, 1996, the Company acquired 13,000 of its own shares on the market for $217.

     During the year ended May 31, 1997, the Company acquired 125,150 of its own shares on the market for $914.

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


     The following tables summarize information about options outstanding at May 31, 1997:

                                                            Outstanding Options
                                 --------------------------------------------------------------------------

                                 Shares Outstanding         Weighted-Average
                                   at May 31, 1997              Remaining                 Weighted-Average
                                                            Contractual Life                Exercise Price
     Range of Exercise Prices
     ------------------------    -----------------          -----------------             ----------------
              $24.00                       100,000                   7.08                        $24.00
              $22.00                        63,750                   7.08                        $22.00
              $16.00                       357,142                   7.08                        $16.00
                                           -------                   ----                        ------
                                           520,892                   7.08                        $18.27
                                           =======                   ====                        ======



                                    II-F-25

                                                           Options Exercisable
                                                           -------------------

                                                Shares Outstanding
                                                  at May 31, 1997                        Weighted-Average
          Range of Exercise Prices                                                          Exercise Price
          -----------------------               ------------------                       -----------------
                   $24.00                            100,000                                     $24.00
                   $22.00                             63,750                                     $22.00

                                                     -------                                     ------
                                                     163,750                                     $23.22
                                                     =======                                     ======

     All options outstanding as of May 31, 1997 expire on June 28, 2004. No options were exercised during the year ended May 31, 1997.

     Pro forma information:

     Pro forma information regarding net loss and loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to May 31, 1995, under the fair value method of that statement. All option grants to date have been made with an exercise price greater than the fair market value on the grant date. For purposes of proforma disclosures, the estimated fair value of the options, if any, is recognized in expense on the option vesting date. At May 31, 1997, 163,750 vested options are outstanding. All of these options vested during the year ended May 31, 1997. Accordingly, there is no pro-forma on net loss or loss per share for the year ended May 31, 1996. For the year ended May 31, 1997, any pro-forma effect to net loss and loss per share is immaterial. Since pro forma compensation cost relates to all periods over which the options vest, the initial impact on pro forma results may not be representative of option expense in subsequent years, when the effect of the amortization of multiple awards would be reflected.

     Capital Stock of Subsidiary and Initial Public Offering by Subsidiary

     The share capital of ULSA was restructured on February 24, 1997. As a result thereof, the ULSA share capital was divided into 120,000 registered shares of SFr.20 par value each and 140,000 bearer shares of SFr.40 par value each. In accordance with Swiss law, each shareholder as of February 24, 1997, received its proportionate amount of new registered and bearer shares, and all old shares were canceled. Accordingly, all amounts of ULSA shares disclosed herein are the amounts after such restructuring became effective.

     During the year ended May 31, 1997, ULSA acquired 3,750 bearer shares (or 1.9%) of its own common stock from unaffiliated investors in ULSA for a total consideration of SFr.2,010 ($1,550), all of which was paid during the period.

     Also during the year ended May 31, 1997, ULSA acquired in February 10,000 bearer shares (or 5.0%) of its own common stock from the Company's controlling shareholder, Unilabs Holdings SA, for a total consideration of SFr. 6,500 ($5,000), which was paid through a partial



                                    II-F-26
set-off of advances previously made. In March, ULSA acquired a further 10,000 bearer shares (or 5.0%) of its own common stock from the Company's controlling shareholder, Unilabs Holdings SA, for a total consideration of SFr. 6,500 ($5,000), which was paid through a partial set-off of advances previously made. According to the related purchase contracts, the purchase price was subject to an adjustment whereby the Company and Unilabs Holdings SA would share on an equal basis any difference between the purchase price initially set and the price per share on the first day of trading of the ULSA shares on the Swiss Exchange after the ULSA initial public offering discussed below. Based upon the last price paid on April 25, 1997 (the first day of trading of the ULSA shares on the Swiss Exchange), of SFr. 705 per new ULSA bearer share, an amount of SFr. 550 became due by the Company to Unilabs Holdings SA and was paid through a partial set-off of advances previously made. The excess of the purchase price over the predecessor cost ($3,329) was debited to paid-in capital.

     During the year ended May 31, 1997, UGL and ULSA sold an aggregate of 30,000 shares (or 15.0% of the then ULSA's equity) of ULSA's common stock to three financial institutions for a total consideration of SFr. 19,500 (approximately $15,000). Such sales were made in preparation of an initial public offering of ULSA's newly-issued and existing bearer shares. As a result of this series of transactions, the Company owned approximately 84% of ULSA as of March 31, 1997. As of April 24, 1997, the initial public offering closed. The offering, which was heavily over-subscribed, was made at the price of SFr. 675 per bearer share. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997.


7.   Related Party Transactions

     The following were the receivables and payables to related parties:

                                                 May 31, 1997       May 31, 1996
                                                 ------------       ------------

Receivables:
Unilabs Holdings SA                                  $3,573             $4,703
Others                                                   --                257
                                                     ------             ------
                                                     $3,573             $4,960
                                                     ======             ======

Payables:
Others                                                  150                  9
                                                     ------             ------
                                                     $  150             $    9
                                                     ======             ======




                                    II-F-27

     Advances to and from related companies bear an interest rate based on the 3 months LIBOR plus 2% per annum. These advances are unsecured.

     In March 1992, the Company's Predecessor entered into a cooperation agreement with Holdings covering (i) the use of its logo and provision of financial and market research advisory services to the Predecessor ("General Services") and (ii) mergers and acquisitions advisory services. The agreement, which expired on May 31, 1996, provided for an annual general services fee of $260 to be paid by ULSA. In connection with the Acquisition Agreement and other transactions described in Note 1, Holdings assigned the benefits of the cooperation agreement to UniHolding as of March 31, 1994. During the year ended May 31, 1994, Holdings also billed $355 to the Company, representing general and administrative expenses incurred by Holdings in providing certain administrative support on behalf of UniHolding and its subsidiaries, and an additional $69 for various other consulting services provided to the Company; the Company billed Holdings $387 related to laboratory management and financial engineering consulting services.

     During the year ended May 31, 1994, the Company entered into a management services contract with a company owned by the Chairman of UniHolding's Board of Directors. The management contract replaced and superseded his previous employment contract with one of the Company's subsidiaries. The contract provided for an annual payment of SFr.600 ($476 at year end exchange rate) for a term of 5 years. Under this contract the Company paid SFr.600 ($470 at average exchange rate) and SFr.600 ($507 at average exchange rate) during the years ended May 31, 1995 and 1996 respectively. Such contract was canceled and replaced by a new management contract under which a subsidiary of ULSA paid SFr.720 ($610 at average exchange rate) during the year ended May 31, 1997. In addition, during the year ended May 31, 1997, pursuant to a Management Consulting Agreement, GUCT paid $300 to a company wholly-owned by the Company's Chairman.

     During the year ended May 31, 1995, the Company entered into a management services contract with a company affiliated with a Director of the Company. The Company paid $470 under this contract during the year ended May 31, 1995. As of May 31, 1995, the contract was terminated.

     During the year ended May 31, 1996 the Company made payments of SFr.600 ($507 at average exchange rate) for consultancy services to a company affiliated with a Director of the Company.

     During the year ended May 31, 1997, a subsidiary of ULSA paid SFr.720 ($610 at average exchange rate) for consultancy services to a company affiliated with two Directors of the Company. In addition, during the year ended May 31, 1997, pursuant to a Management Consulting Agreement, GUCT paid $300 to a company affiliated with two Directors of the Company.

     Net interest payments made by Holdings to the Company during the years ended May 31, 1997, 1996 and 1995 amounted to $247, $160 and $113, respectively.



                                    II-F-28

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

8.   Retained Earnings

     Retained earnings of Swiss subsidiaries are partially restricted by law as to distribution. Restricted amounts (including temporary restrictions) were approximately $17,982 and $ 3,885 at May 31, 1997 and 1996.

9.   Retirement plans

     All of the Company's employees participate in the pension or retirement plans legally required in their place of work. Most of such plans are defined contribution plans, with the exception of one defined benefit pension plan in the United Kingdom. Under all such plans, which are administered by third parties, contributions are made by the employees and by the Company. This contribution is expensed in the period that the cost is incurred. The defined benefit pension plan covers 30 employees, and was not materially underfunded at year end.

     Total benefit plans expenses was approximately $1,336, $1,424 and $1,160 for ULSA for the years ended May 31, 1997, 1996 and 1995 respectively.

     The Company does not maintain any plans for other post-employment or post-retirement employee benefits.

10.  Commitments and Contingencies

     The Company is obligated under capital and operating leases for laboratory premises, offices and equipment expiring at various times through 2065. Minimum lease payments for leases that have initial or remaining noncancellable terms in excess of one year approximate:


                                    II-F-29

                                              Operating leases    Capital leases
                                              ----------------    --------------

           1998                             $   2,645               $  1,747
           1999                                 1,809                  1,461
           2000                                   994                  1,034
           2001                                   758                    382
           2002                                   261                     32
           thereafter                             252                      -
                                                                 -----------
     Minimum lease payments                                            4,656

     Less: amount representing interest                                 (477)
     Present value of net minimum                                -----------
     lease payments                                                 $  4,179


     Operating lease expenses, which primarily relate to the rental of buildings, office furniture and equipment, were approximately $3,220, $3,476 and $2,500 for the years ended May 31, 1997, 1996 and 1995 respectively.

     Certain key officers have employment agreements which provide for aggregate annual salaries of approximately $1,500 and which include non-competition clauses. In the event that the Company invokes such clauses after termination of the employment agreements, the Company may be obligated, under certain circumstances, to compensate these individuals for differences in salary between the compensation paid to them by the Company on the date of the expiration of the employment agreements and their new annual salaries.

     At the request of an affiliate of Holdings, the Company had deposited 51% of the capital stock of ULSA and 67% of the capital stock of UGL with a bank to be held in safe keeping until a loan to the affiliate in the amount of $7,143 at May 31, 1996 was repaid. During the year ended May 31, 1997, a substantial portion of the loan was repaid, and the above safekeeping arrangement was canceled.

     In connection with the initial public offering of ULSA's bearer shares on April 25, 1997, the Company, UGL and ULSA, as well as certain of the Company's direct and indirect shareholders, have agreed for a certain period of time to respect certain restrictions regarding the transfer and listing of ULSA's shares held by them and the maintenance of the existing shareholder control. The restrictions are summarized as follows: (a) no sale or other transfer of ULSA's bearer shares and/or registered shares for a period of 24 months from April 25, 1997, without the prior written consent of the lead manager of the initial public offering; (b) no listing of ULSA's registered shares on any securities exchange for a period of five years from April 25, 1997; and (c) maintenance of existing majority ownership and effective control of ULSA for a period of 24 months from April 25, 1997.


                                    II-F-30

     In the United Kingdom, UCP has sublet certain leased properties to third parties but retains a contingent liability to pay the rent in the event of default by the assignee. The contingent liability related to assigned property leases is $4,000 as of May 31, 1997.

     In connection with its contract with the North Hertfordshire NHS Trust, which started in December 1994, the Company has committed to make annual minimum payments of $1,200 over the duration of the contract which is 7 years. As of May 31, 1997, the total commitment therefore amounts to approximately $4,150, which the Company's management believes will be offset by revenues generated by the contract.

     Among the assets of UniHolding deemed to have been acquired by the Company is the contract right to receive from a former subsidiary, Americanino Capital Corporation ("ACC") and/or from the present majority shareholder of ACC, Linford Enterprises Inc., 80% of any appreciation in value of the capital stock of that subsidiary and 80% of any net proceeds from an arbitration being conducted by ACC in connection with its acquisition of certain Italian apparel concerns, net of legal costs, limited to $15,023. While, to the best of the Company's knowledge, ACC appears to have a legitimate claim, there can be no assurance that an award will be rendered in ACC's favor. Therefore, the Company has recorded its rights at present fair value of $10 which is estimated to be the amount an unrelated party might presently pay to acquire such rights. Ultimate recovery of this amount is solely dependent upon the Court's award and upon the collection thereof, if any, as to which there can be no assurance at the present time.

     In the normal conduct of its business, the Company may be a party to certain litigation. As of May 31, 1997, the Company is a party to a litigation in connection with a test subcontracted to a third party laboratory. While the proceedings are still at an early stage, in the opinion of management, as confirmed by legal counsel, the resolution of this matter should have no material effect, if any, on the financial position or results of operations.

11.  Investment in Equity Affiliates

     Medical Diagnostic Management Inc.

     On September 14, 1995, UGL entered into an agreement with Health Strategies Limited, a Jersey, Channel Islands corporation ("HSL", a company which at the time might be deemed to be related to the Company for the reasons mentioned elsewhere herein, and which the Company believed might be deemed to be controlled by a then director of Unilab Corporation), whereby a new company, MISE S.A., a British Virgin Islands corporation ("MISE") was formed. UGL invested $3,005 in MISE for 33.3% of the voting rights and 66.6% of the equity of MISE. $2,005 was paid during the year ended May 31, 1996, and the balance was payable in two installments of $500 each in September 1996 and 1997. HSL owned the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $1,500 certain know-how and computer software from HSL, which know-how and software were simultaneously


                                    II-F-31
acquired for $250 by HSL from Medical Diagnostic Management Inc., a U.S. corporation ("MDM"). Further, MISE committed to pay HSL a total of $1,500 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $500 was paid during the year ended May 31, 1996, and the balance was payable in two installments of $500 each in October 1996 and 1997. The fee agreed for the marketing plans also included support services and customization to European needs. The installment due in October 1996 (as well as the capital contribution in September 1996) had not been paid principally because HSL had not entirely delivered all services it committed to deliver. For several months, there was little communication between the Company and HSL, Unilab Corporation or its directors. A director of HSL has since resigned as a director of Unilab Corporation and communications between HSL and the Company were re-established. The parties then considered several alternatives to achieve their initial goals. The investment was made so that it provides the Company access to certain know-how developed by MDM. MDM is a company active in the industry of health information services in the U.S., and is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). MDM is a small company organized in 1989. Although it has a history of operating losses, it has a positive net worth. Its strategy is to be a clinical, financial, administrative and information management intermediary among referring physicians, payers and diagnostic providers. The know-how acquired by MISE from HSL included, but not limited to, a certain computerized information system proprietary to MDM. HSL granted to MISE a perpetual license for the use of the MDM know-how and related software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. Both UGL and HSL agreed to use their best efforts to implement the MISE business in Western Europe and agreed not to compete with MISE in the same territory. The Company, through MISE, intended to market the concept, including the computerized information system, to health insurance companies throughout Europe. The Company believes that such a concept should be particularly useful and applicable in the context of the ongoing deregulation of the health care system and may provide a useful tool to achieve substantial savings in health care costs in several European countries. As a result of their discussions, HSL, MDM and UGL agreed to restructure their relationship. First UGL made its two previously required $500,000 installment payments to MISE. Upon receipt of those two installments, MISE paid its two previously required $500,000 installment payments to HSL. Thereupon, the three parties entered into the restructure agreement. More specifically, as of May 30, 1997, (i) UGL agreed to sell its MISE shares to HSL, (ii) HSL agreed to cause MISE to assign to MDM all of its rights related to the MDM know--how and computer software and (iii) MDM agreed to issue certain preferred stock of MDM. Such preferred stock is redeemable at MDM's option, in whole or in part at a total price of $3,000 in 1998, escalating to $3,600 in 2002. Should MDM offer any of its common stock in an initial public offering, all outstanding shares of preferred stock owned by UGL will be converted into common stock representing the lesser of (a) 15% of the MDM equity on a fully-diluted basis after the public offering, or (b) $5,000 valued at the offering price. Further, as part of the agreement, MDM is obligated to use its best efforts to introduce and implement its business in Europe and MDM will pay UGL a commission of 5% on its net sales in Europe for a period of seven years. As a result of this share exchange, the Company does not maintain a healthcare


                                    II-F-32
management services division and no longer considers healthcare management services to be an industry segment.

     Accounting principles generally accepted in the U.S. require that know-how and marketing plans such as those purchased by MISE, purchased from either related or unrelated parties, be expensed as incurred. Accordingly, during the year ended May 31, 1996, the Company recognized a loss from its equity investee of $3,000. As a result thereof and of the above reorganization, the Company accounts for its investment in MDM as if such investment was fully provided for.

     Unimed Laboratories (Moscow)

     On October 8, 1996, the Company, through its subsidiary Unilabs International Limited (a British Virgin Islands corporation, "UIL"), signed a joint venture agreement with the state affiliated company Medincenter of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company has invested $120 in cash and has agreed to invest a further $120 in cash in fiscal 1998, and will hold 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which will establish a diagnostic laboratory in Moscow and provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The Company will also provide the venture with certain engineering services in connection with the construction and establishment of the new laboratory, and will provide on-going management supervision. The new Unimed laboratory is expected to start operations on October 15, 1997.

12.  Subsequent Event

     On August 8, 1997, UniHolding Corporation announced that it intends to merge into its wholly owned subsidary, Unilabs Group Limited, a British Virgin Islands corporation. The proposed merger is intended to streamline the corporate structure of the entire Group. The merger is subject to shareholder and regulatory approvals, but the principle of such merger has been unanimously approved by the Company's Board of Directors.

13.  Supplemental Disclosures of Cash Flow Information

                   (in thousands)                          Years ended May 31
                                                1997              1996              1995
                                                ----              ----              ----
     Cash paid during the year for :
     Interest                                  $2,318             $3,048           $1,845
     Income taxes                               2,129              2,756            3,682

     Capital lease obligations of $1,904, $3,581 and $1,391 were incurred during the years ended May 31, 1997, 1996 and 1995, respectively.


                                    II-F-33

     During the year ended May 31, 1995, a loan from Holdings amounting to $18,000, plus accrued interest of $207, was converted into 827,614 shares of UniHolding's common stock.

     During the year ended May 31, 1996, in connection with its acquisition of 40% of the share capital of UGL, the Company issued a note of $15,000 and assumed a note of $2,000 payable to UCP.

     During the year ended May 31, 1997, the note of $15,000, together with $750 accrued and unpaid interest, was converted into 1,394,963 newly issued shares of UniHolding's common stock.

14.  Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for the years ended May 31, 1997 and 1996 is as follows (in thousands, except per share data):

                                           Year ended May 31, 1997
                                           -----------------------

                                First        Second       Third         Fourth
                               Quarter       Quarter      Quarter       Quarter
                               -------       -------      -------       -------

Revenue                        $22,844       $26,771      $24,108       $25,921
Operating income                   362         2,106      (32,086)           (9)
Net income (loss)               (1,495)          647      (19,215)        6,757
Per share data:
Net income (loss)               ($0.24)        $0.10       ($2.59)        $0.85

Price range:
High                            $16.75        $16.25       $14.75        $11.50
Low                             $15.00        $13.75        $6.75         $7.25

                                           Year ended May 31, 1996
                                           -----------------------

                                First        Second       Third         Fourth
                               Quarter       Quarter      Quarter       Quarter
                               -------       -------      -------       -------

Revenue                        $22,063       $25,612      $23,587       $25,799
Operating income                 1,316         3,441          827         2,855
Net income (loss)                  804        (2,012)         105           803
Per share data:
Net income (loss)                $0.12        ($0.33)       $0.02         $0.13

Price range:
High                            $23.50        $22.00       $17.50        $18.00
Low                             $18.00        $15.00       $13.25        $13.25



                                    II-F-34

     The unaudited financial data for the second quarter of fiscal 1996 has been revised from the quarterly report on Form 10-Q previously filed to reflect a $3,000 loss from an equity investee.

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share for a year does not equal the total computed for the year due to stock transactions which occurred during the periods.

15.  Segment Information

     During the year ended May 31, 1996, the Company expanded its activities in testing performed in relation to clinical trials for the pharmaceutical industry and therefore distinguishes its core clinical laboratory business (the "Diagnostic Laboratory Division") from its clinical trials testing business (the "Clinical Trials Division"). In connection therewith, the Company transferred to UCT, as of June 1, 1996, certain clinical trials activities heretofore performed by UCP. Accordingly, for analysis and comparative purposes, the activities conducted by UCP in the clinical trials business during both years have been included under the Clinical Trials Division caption.

     Further, in view of the fact that its former subsidiary MISE had no activity until the restructuring of this investment, when the shares of MISE were sold and shares of preferred stock of MDM were acquired, the Company does not maintain a healthcare management services division and no longer considers healthcare management services to be an industry segment. Accordingly, the Company currently considers that it had two business segments in fiscal years 1996 and 1997 : its core clinical laboratory business (the Diagnostic Laboratory Division), and the clinical trials testing business (the Clinical Trials Division).

     Following are the key financial data of the respective businesses for purposes of segment information.

                                                             Year Ended May 31
                                                           ---------------------
                                                           1997            1996
                                                           ----            ----
Revenues from unaffiliated customers:
          Diagnostic Laboratory division                 $92,635        $92,634
          Clinical Trials division                         7,009          4,427


Operating Profit or Loss:
          Diagnostic Laboratory division                 (22,804)        10,270
          Clinical Trials division                        (6,823)        (1,832)

Identifiable Assets:
          Diagnostic Laboratory division                  89,719        121,052
          Clinical Trials division                        15,584          2,200


                                    II-F-35

     Following are the key financial data of the Company for purposes of geographical information.

                                                              Year Ended May 31
                                                              -----------------
                                                            1997           1996
                                                            ----           ----
Revenues from unaffiliated customers
               U.S                                         1,196
               Non-U.S                                    98,448         97,061

Operating Profit or Loss
               U.S                                        (1,548)
               Non-U.S                                   (28,079)         8,438

Identifiable Assets
               U.S                                        12,000          1,188
               Non-U.S                                    93,303        122,064














                                    II-F-36

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

     The following table sets forth certain information as of August 28, 1997 regarding the directors, executive officers and key management personnel of the Company and its subsidiaries.

Directors and Executive Officers of The Company



    Name                        Age                        Position
    ----                        ---                        --------

Edgard Zwirn                     51        Chairman of The Board and Director, Chief Executive
                                           Officer and member of Audit Committee

Enrico Gherardi                  48        Director and Secretary

Alessandra van Gemerden          25        Director

Tobias Fenster                   51        Director

Daniel Regolatti                 66        Director and member of Audit Committee

Pierre-Alain Blum                51        Director and member of Audit Committee

Paul Hokfelt                     43        Executive Vice President and Chief Operating Officer;
                                           also Chief Operating Officer, Unilabs Group (UK)
                                           Limited ("UGUK"), UCT International, Inc. ("UCTI")
                                           and Unilabs Clinical Trials Limited ("UCT"), all
                                           subsidiaries of the Company

Bruno Adam                       48        Chief Financial Officer

Eric Wavre                       45        Executive Vice President, Treasurer and Chief
                                           Financial and Administrative Officer-European Affairs


Key Executive and Managerial Officers of Subsidiaries


                                     III-1

    Name                        Age                        Position
    ----                        ---                        --------


Joseph Schuler                   46        Executive Vice President and Chief Operating Officer
                                           - ULSA

Miguel Payro                     34        Chief Financial Officer - UCT, Chief Financial Officer
                                           - South Europe Region, Vice President and Financial
                                           Controller - ULSA, Head of Financial Planning and
                                           Business Development

Frederic Herren                  41        President and Chief Operating Officer - UIL


     Edgard Zwirn has been Chairman and a member of UniHolding's board of directors since April 28, 1994. Edgard Zwirn was appointed as Chief Executive Officer of UniHolding on April 26, 1994. Edgard Zwirn has been the Chairman of the board of directors of Unilabs Holdings SA (a Panama corporation, "Holdings", which is the Company's largest shareholder) since 1993, ULSA since 1989, UCP since 1993, UGL since inception in October 1993, UGUK since inception in December 1993, UIL, GUCT and UCTI since their respective inception in 1996, and UCLE since its inception in December 1991. He has been Chairman of the board, President and Chief Executive Officer of Unilabs Holdings SA (a Swiss corporation which is the parent company of Holdings, "Swiss Holdings") since 1987. He has been President of UGL since October of 1993. Edgard Zwirn has been a member of Unilab Corporation's board of directors since November 1993 after having served as a member of the board of directors of the predecessor of Unilab Corporation from its formation in November 1988 until November 1993. Mr. Zwirn resigned from the Unilab Corporation board as of June 30, 1995. He has held various senior management positions with companies in Belgium principally in the areas of computer software for medical applications and technical equipment leasing. Previously, he had been a director of IESA Investissements SA from April 1987 to February 1992.

     Enrico Gherardi has been a Management and Financial Consultant and continues to act as a consultant for various companies in Europe on both management and marketing related issues. Enrico Gherardi has been a Director of the Company since June 20, 1994. He has been a Director of Team International, Inc., a Massachusetts corporation, since its inception in April 1993. He became Chairman of the board of directors of Team International in November 1993. Enrico Gherardi has been a Director of UGUK since April 30, 1996, and a Director of ULSA since November 28, 1995. Mr.Enrico Gherardi was appointed Secretary of UniHolding in April 1996.


                                     III-2

     Alessandra van Gemerden has been a member of UniHolding's board of directors since July 1996. She holds degrees in Management and Psychology and has had prior experience in public relations and management of investment portfolios. Alessandra van Gemerden has been a Director of UGUK since April 30, 1996, and a Director of UIL, GUCT and UCTI since their respective inception in 1996. Ms. van Gemerden holds directorships in various non-U.S. corporations involved in the asset management business. She is the niece of Mr. Enrico Gherardi.

     Tobias Fenster has been a member of UniHolding's board of directors since July 1996. He holds degrees in Industrial Engineering and Business Administration from Stanford University. His previous work experience includes consulting services with Booz Allen & Hamilton and management of closely-held enterprises in the wood industry and in the computer distribution industry. Tobias Fenster currently is General Manager of United Laboratories Espa-a S.A., a subsidiary of the Company ("ULSP"). Mr.Fenster has been a Director of UGUK since April 30, 1996, and a Director of UIL, GUCT and UCTI since their respective inception in 1996. Mr. Fenster is Mr. Zwirn's brother-in-law.

     Daniel Regolatti has been a member of UniHolding's board of directors and of the Audit Committee since October 1996. From 1957 to 1992, Mr.Regolatti held various positions with the Nestle group of companies, including his last position as Director of Finance at the Nestle world headquarters. He is currently an independent consultant in management and finance. Mr. Regolatti is a director of Julius Baer Holding and Bank Julius Baer, Zurich. He currently also is a director of ULSA. Mr. Regolatti is also a Member of the International Council for the Verwaltungs und Privat-Bank, Vaduz, Liechtenstein and a Member of the Advisory Council for the MBA Program of the University of Rochester N.Y./Berne, Switzerland.

     Pierre-Alain Blum has been a member of UniHolding's board of directors and of the Audit Committee since October 1996. Mr.Blum was the founder of the EBEL Swiss watch manufacturing group in 1970. He left EBEL in 1996. He currently is an independent consultant in management. Mr. Blum is a director of several companies in various countries. He currently also is a director of ULSA.

     Paul Hokfelt was appointed Executive Vice President and Chief Operating Officer of UniHolding as of June 1, 1995. Mr.Hokfelt has been Executive Vice President and Chief Operating Officer of UGL from November 1993 to July 1996, and a Director of GUCT and UCTI since their respective inception in 1996. He has been a Director of UGL from April 1994 to July 1996. He was the General manager of ULSA from 1989 to 1994. From 1987 to 1989, Paul Hokfelt was a


                                     III-3
self-employed consultant and the manager of a finance company acquired by Swiss Holdings in 1988. From 1978 to 1987, he held various management positions with various financial institutions, including the Finans Skandic and Barclays Bank groups.

     Bruno Adam was a member of UniHolding's board of directors from April 1994 to October 1996. Mr. Adam has been the Chief Financial Officer of UniHolding since May 1994. He has been the Chief Financial Officer and an Executive Vice President of Swiss Holdings since 1988. Mr. Adam has been a Director of Holdings since 1993, Chief Financial Officer of ULSA from 1988 to 1993, and a Director of UGL from November of 1993 to July 1996. Prior to 1988, he was employed by Arthur Andersen in their Geneva offices.

     Eric Wavre was appointed Executive Vice President and Chief Financial and Administrative Officer-European Affairs of UniHolding as of June 1, 1995. Mr. Wavre has been Executive Vice President and Chief Financial and Administrative Officer of UGL from January 1994 to July 1996. He was a Director of UGL from April 1994 to July 1996. From 1978 to 1993, Eric Wavre held various management positions at Swiss Bank Corporation in Geneva where he was first hired as a lawyer in the Legal Department in 1978. He then joined the Domestic Credit Department in 1981 and was appointed Senior Vice President in charge of the Commercial Division in 1992, after having been Senior Vice President at the Luxembourg branch in charge of the Logistic, Finance and Commerce Divisions from 1988 to 1990.

     Joseph Schuler was appointed as Executive Vice President and Chief Operating Officer of ULSA in June 1994. From 1989 to 1994, Dr. Joseph Schuler was Executive Vice President of Enzymlabor Dr. H. Weber AG, a laboratory owned by ULSA. He was also the Department Chief of Hematology in such laboratory from 1986 to 1989. Dr. Joseph Schuler has also previously worked as a medical doctor in several Swiss hospitals.

     Miguel Payro has been a Vice President in charge of operations and financial controller of ULSA since 1994. In October 1996, he has also been appointed Chief Financial Officer of UCT and of the South Europe Region. From 1993 to 1994, he was a Vice President of ULSA. From 1991 to 1993, he was an officer at Holdings. From 1989 to 1991, Miguel Payro was employed by Banque Paribas (Suisse) SA where he was a manager, active in mergers and acquisitions and acquisition financing. From 1986 to 1988, he was Assistant Vice President of Manufacturers Hanover (Suisse) SA in charge of the New Bond Issue and Syndication Department.

     Frederic Herren joined ULSA in November 1995 and was appointed Chief Operating Officer of UIL in October 1996. Mr.



                                     III-4

Herren was from 1980 to 1987 a member of the Executive Board and Director of international activities of the World Economic Forum in Geneva. From 1987 to 1995, he was a Vice President of Economic Affairs at SGS Societe Generale de Surveillance in Geneva, where his activities included business development in Asia and Eastern Europe.

Section 16(a) Beneficial Reporting Compliance

Based solely upon the Company's review of the Forms 3 and 4, and any amendments thereto, furnished to it during its most recent fiscal year and the written representations from each of the persons or entities required to file such forms, no person was required to file a Form 5. Each of four directors, Alessandra van Gemerden, Tobias Fenster, Pierre-Alain Blum and Daniel Regolatti, filed one late report required by Section 16(a) of the Exchange Act during the most recent fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     From 1991 through April 1994, none of the Company's directors or executive officers were compensated for their services. At present, no Director of the Company is compensated for his services to the Company in such capacity.

     The following table sets forth the annual and long-term compensation paid or accrued by the Company for services rendered in all capacities to UniHolding and its subsidiaries during the last three years of those persons who were at May 31, 1997, (i)the Chief Executive Officer of the Company and (ii)the other three executive officers of the Company whose total annual salary and bonus for the year ended May 31, 1997 exceeded $100,000.




                                     III-5

                         SUMMARY COMPENSATION TABLE (1)


                                                                                             Long Term Compensation
                                                               Annual Compensation                   Awards
             Name and Principal
                  Position             Year                   Salary and Bonus ($)               Options (#) (4)
                  --------             ----                   --------------------               ---------------
Edgard Zwirn (2),
Chairman of the Board
                                       1997                         $841,000                         112,821
                                       1996                         $475,000                         112,821
                                       1995                         $470,000                          50,000

Paul Hokfelt (3),
Chief Operating Officer
                                       1997                         $411,000                          15,000
                                       1996                         $481,000                          30,000
                                       1995                         $420,000                          12,500

Bruno Adam,
Chief Financial Officer
                                       1997                         $335,000                          30,000
                                       1996                         $380,000                          20,000
                                       1995                         $354,000                          10,000

Eric Wavre,
Treasurer, CFO-Europe
                                       1997                         $357,000                          25,000
                                       1996                         $406,000                          20,000
                                       1995                         $414,000                           2,500


(1) Until May of 1997 and the date hereof, UniHolding did not compensate any of its Directors or Executive Officers. All Directors and Executive Officers are compensated by Company subsidiaries.

(2) Since the fiscal year 1994 Mr. Edgard Zwirn is compensated by the Company's subsidiary, ULSA, through a Management Consulting Agreement currently providing for a management fee of Sfr 720,000 annually (approximately $610,000 in fiscal
1997) paid to a company wholly-



                                     III-6
owned by Mr. Zwirn. The management contract replaced his previous employment contract with ULSA. In addition, since fiscal 1997, Mr. Zwirn is also compensated by GUCT through a Management Consulting Agreement providing for a management fee of $300,000 annually, paid to a company wholly-owned by Mr. Zwirn.

(3) During the year ended May 31, 1997, Mr. Hokfelt was compensated by GUCT and by UGUK, whereas during the years ended May 31, 1996 and 1995, he was compensated by ULSA and by UGUK.

(4) The Company has granted such Options to such individuals on August 17, 1995, July 9, 1996, and August 22, 1997, with such Options so granted not being exercisable until February 17, 1997, January 9, 1998, and February 22, 1999, respectively.

Pension Benefits

     Other than Mr. Edgard Zwirn, who is compensated through a management contract with a company he owns, all of the named executive officers have retirement benefits pursuant to mandatory provisions of Swiss and UK law. Under the Swiss system, amounts ranging from 9% to 15% of each employee's compensation, depending on age and sex, is deducted by the Company and paid to the social security system and to such employee's account in a fund managed by an independent insurance company, while the Company contributes like amounts. In addition to the legally required plans, the Company offers to its executive officers and other employees supplemental retirement programs, based upon a defined contribution system. During the year ended May 31, 1996, the Company's contribution to the supplemental retirement programs of the named executive officers averaged approximately $30,000 for each. Upon termination of employment contracts, the total employer contribution may be transferred to new pension plans. Relative to its executive officers, the Company has no other pension or retirement liability and has no unfunded liability.

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

     Mr. Eric Wavre's employment agreement does not contain any special clause other than a notice period of 6 months by either party, with or without cause. His agreement does not contain


                                     III-7
any provisions of mandatory bonus or additional compensation based upon Company performance or results.

     The board of directors of the Company may award bonuses or incentive pay to employees during the year at their discretion.

     During the years ended May 31, 1997 and 1996 respectively, a subsidiary of ULSA made payments of Sfr. 720,000 (approximately $610,000) and Sfr. 600,000 (then approximately $475,000) for consultancy services to a company which may be deemed to be affiliated with Mr. Enrico Gherardi and with Ms. Alessandra Van Gemerden, both Directors of the Company, and with Mr. Giorgio Gherardi, a director of UCTI. Also, during the year ended May 31, 1997, GUCT made payments of $300,000 for consultancy services to the same company which may be deemed to be affiliated with Mr. Enrico Gherardi and with Ms. Alessandra Van Gemerden, and with Mr. Giorgio Gherardi, a director of UCTI.

Stock Options

     The Company amended its Stock Option Plan dated June 28, 1994 whereby options may be granted to directors, key officers or management personnel of the Company or any of its subsidiaries or affiliates. The aggregate number of shares available for issuance under such Plan is 500,000 shares of the Company's common stock each year. The Administrator, acting in agreement with a majority of the board of directors, determines the number of shares which shall be subject to each Option, the time or times when such Option(s) shall be granted, the exercise date(s) of such Option(s), and the exercise price of each option, but not less than 100% of the fair market value of the common stock on the date of granting such Option. This Plan (and all options outstanding under the Plan) will expire as of June 28, 2004.

     On August 17, 1995, the Company implemented its amended Stock Option Plan with the grant of options for 163,750 shares of common stock to certain of its personnel. The options so granted vested in February 1997.

     On July 9, 1996, a total of 357,142 additional options were granted. These options vest in January 1998.

     On August 22, 1997, a total of 352,142 additional options were granted. These options vest in February 1999.

     The options granted by the Company to its executive officers named in the Summary Compensation Table for the year ended May 31, 1997, are as follows:




                                     III-8

                                               Option Grants in Last Fiscal Year

                                                                                                      Potential Realizable
                                                                                                         Value at Assumed
                                      Individual Grants                                               Annual Rates of Stock
                                                                                                     Price Appreciation for
                                                                                                         Option Term (1)


                                            Percent of                                          Potential              Potential
                            Number             Total                                           realization            realization
                              of              Options                                             value                  value
    Executive              Options          Granted to       Exercise       Expiration            at 5%                  at 10%
      Name                 Granted           Employees        Price            Date
                                                                                                   ($)                    ($)

Edgard                     112,821             32%            10.00         6-28-2004           (372,255)              (128,864)
Zwirn

Bruno                       30,000              9%            10.00         6-28-2004           (98,986)                (34,266)
Adam

Paul Hokfelt                15,000              4%            10.00         6-28-2004           (49,493)                (17,133)

Eric Wavre                  25,000              7%            10.00         6-28-2004           (82,488)                (28,555)


(1) Potential realizable values are negative because the exercise prices substantially exceed the market price at the time of the grants.

     In addition, on August 22, 1997, the Company granted: (a) Mr. Enrico Gherardi, a Director, an option for 112,821 shares of common stock at a price of $10.00 per share exercisable on or after February 22, 1999, and

(b) Mr. Tobias Fenster, a Director, an option for 12,000 shares of common stock at a price of $10.00 per share exercisable on or after February 22, 1999.

     The aggregate number of options granted to date by the Company to the above named persons are as follows:




                                     III-9

       Executive Name     Fiscal Year 1995              Fiscal Year 1996             Fiscal Year 1997             Aggregate Options
       --------------     ----------------              ----------------             ----------------             -----------------
Edgard Zwirn                    50,000                       112,821                     112,821                         275,642
Bruno Adam                      10,000                        20,000                      30,000                          60,000
Paul Hokfelt                    12,500                        30,000                      15,000                          57,500
Eric Wavre                       2,500                        20,000                      25,000                          47,500
Enrico Gherardi                 50,000                       112,821                     112,821                         275,642
Tobias Fenster                    --                          12,000                      12,000                          24,000

     The options granted in fiscal year 1995 have become exercisable on February 17, 1997, while those issued in fiscal year 1996 will become exercisable on January 9, 1998 and those issued in fiscal year 1997 will become exercisable on February 22, 1999. None of the options granted are in the money.

     In addition, the Company's subsidiary GUCT agreed to give the following options to the following individuals: three of GUCT's directors and officers, Edgard Zwirn, Giorgio Gherardi (a brother of Mr. Enrico Gherardi and Ms. Van Gemerden's father) and Paul Hokfelt may purchase from GUCT a portion of the investment which GUCT has in UCTI, corresponding for each individual to 2% of the outstanding UCTI capital. The exercise price of the option equals the per share cost paid by GUCT, plus interest at a rate which will fluctuate each year in accordance with market, and has been set at 10% per annum until June 1, 1998. Such options are exercisable any time over a period of 5 years commencing on June 1, 1997.

     In addition, UCTI has issued to three former NDA shareholders a total of 115,500 warrants to purchase UCTI newly-issued shares of common stock at a price of $1.22 to $1.33 per share. Further UCTI has granted to certain of its employees options to acquire a total of 915,700 newly-issued shares of common stock at the price of $1.50 per share. The number of shares of common stock of UCTI currently outstanding is 16,905,200, out of which the Company owns 11,882,200.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DIRECTORS

     As of September 19, 1997, there were issued 7,627,736 shares of Voting Common Stock, the only class of voting securities of the Company. Each share of Voting Common Stock entitles its holder to one vote, with the exception of 293,150 shares of Voting Common Stock held in treasury by the Company. There are accordingly 7,334,586 shares of Voting Common Stock presently with voting rights.

     The following table sets forth, as of September 19, 1997 the name and address of each person known to the Company to be the beneficial owner of more than 5% of the Voting Common Stock, the total number of shares of Voting Common Stock owned by each such person and the percentage of the class owned by each such person. Except as otherwise noted, each such person has full voting and investment power with respect to the shares so owned.



                                     III-10

                                                                   Amount and Nature of
                                                                   Beneficial Ownership
                       Name and Address of Beneficial                                                     Percent of Class
Title of Class                      Owner                                                                         (1)

    Voting            Unilabs Holdings SA                                 2,433,579                            32.69%
 Common Stock         53rd Street
                      Urbanizacion Obarrio
                      Torre Swiss Bank
                      Sixteenth Floor
                      Panama

      "               Edgard Zwirn (2)                                    3,149,866                            42.31%
                      80, Harley Street
                      London W1 1AE
                      United Kingdom

      "               Unilab Corporation 401 Hackensack                   1,394,963(3)                         18.74%(3)
                      Ave.  Hackensack,
                      NJ 07601  (3)

      "               Franklin Mutual                                       697,482                             9.37%
                      Advisers, Inc.
                      51 John F. Kennedy
                      Parkway
                      Short Hills,
                      NJ 07078   (4)

      "               Mutual European Fund                                  576,585                             7.74%
                      51 John F. Kennedy
                      Parkway
                      Short Hills,
                      NJ 07078   (5)

      "               Grace Brothers, Ltd.
                      1560 Sherman Avenue, Suite 900
                      Evanston, IL  60201                                   464,987                             6.25%
                      (6)

      "               Alessandra van                                        490,125                             6.58%
                      Gemerden (7)
                      c/o Unilabs S.A.
                      12 place de Cornavin
                      CH 1211 Geneva,
                      Switzerland





                                     III-11

      "               Morgan Stanley & Co. Incorporated (8)                447,301                              5.86%
                      1585 Broadway
                      New York, NY 10036

      "               SBC Equity Partners                                  298,384                              4.01%
                      1, Europastrasse
                      8152 Opfikon, Switzerland

      "               All Directors and Executive Officers as a          3,907,549                             52.48%
                      group (9)

   Non-Voting         SBC Equity Partners                                  298,384                            100.00%
 Common Stock,        1, Europastrasse
par value $0.01       8152 Opfikon, Switzerland
   per share


(1) Percent of Class is calculated by dividing the number of currently issued and outstanding shares held by such beneficial owner by the total number of currently issued and outstanding shares of the Company.

(2) Edgard Zwirn may be deemed to be the beneficial owner of 2,433,579 shares by virtue of his position as Chairman of the Board of Unilabs Holdings SA, a Switzerland corporation ("Swiss Holdings") which is the parent of Unilabs Holdings SA (Panama). However, Mr. Zwirn disclaims beneficial ownership of such shares except for 22.3% thereof, his proportionate ownership of Swiss Holdings or 542,688 shares. Further, he is deemed to beneficially own 580,000 shares by virtue of his position of director in companies which own such shares; Mr. Zwirn disclaims beneficial ownership of all such shares. He directly owns 136,287 shares of the Common Stock of the Company. Mr. Zwirn has the right to acquire an additional 50,000 shares of Common Stock pursuant to an option granted by the Company on August 17, 1995 and exercisable in February 1997, 112,821 shares of Common Stock pursuant to an option granted by the Company on July 9, 1996 and exercisable in January 1998, and 112,821 shares of Common Stock pursuant to an option granted by the Company on August 22, 1997 and exercisable in February 1999. Further, Mr. Zwirn has the right to acquire from GUCT up to 2% of the capital of UCTI, such option being exercisable over a period of 5 years commencing on June 1, 1997.

(3) Unilab Corporation sold a 100% participation interest in the Unilab Note to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), which in turn sold subparticipation interests amounting to 100% of its participation interest in the Unilab Note to BankAmerica Investment Corporation ("BankAmerica"), Franklin Mutual Advisers, Inc. ("FMAI") and Grace Brothers, Ltd. ("Grace Brothers") (collectively, the "Subparticipants"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock, for which Unilab Corporation is the record holder on behalf of the Subparticipants. Unilab Corporation disclaims beneficial ownership of such shares.



                                     III-12

(4) FMAI is an investment adviser registered under the Investment Advisers Act of 1940. Two of FMAI's advisory clients (the "Advisory Clients"), one of which is Mutual European Fund, the beneficial owner of 576,585 shares of UniHolding common Stock (see 5)), are the beneficial owners, in the aggregate, of 697,482 shares of UniHolding Common Stock. Pursuant to investment advisory agreements with the Advisory Clients, FMAI has sole investment discretion and voting authority with respect to the UniHolding Common Stock beneficially owned by the Advisory Clients. On behalf of the Advisory Clients, FMAI purchased from DLJ a subparticipation interest in a 100% participation interest in the Unilab Note purchased by DLJ from Unilab Corporation (the "FMAI Subparticipation Interest"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock. The Advisory Clients obtained beneficial ownership of 697,482 shares of UniHolding Common Stock by means of the FMAI Subparticipation Interest. FMAI is a wholly owned subsidiary of Franklin Resources, Inc. ("FRI"), a diversified financial services organization. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FMAI, FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, the beneficial owners of the UniHolding Common Stock owned by the Advisory Clients. FMAI, FRI and the Principal Shareholders have no interest in dividends or proceeds from the sale of UniHolding Common Stock and disclaim beneficial ownership of all UniHolding Common Stock owned by the Advisory Clients.

(5) Mutual European Fund is one of five portfolios comprising Franklin Mutual Series Fund Inc., an open-end management investment company registered under the Investment Company Act of 1940. Pursuant to an investment advisory agreement with FMAI, FMAI has sole investment discretion and voting authority with respect to the shares of UniHolding Common Stock owned by Mutual European Fund. Mutual European Fund obtained beneficial ownership of 576,585 shares of UniHolding Common Stock by means of the FMAI Subparticipation Interest.

(6) Grace Brothers purchased from DLJ a subparticipation interest in a 100% participation interest in the Unilab Note purchased by DLJ from Unilab Corporation (the "Grace Brothers Subparticipation Interest"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock. Grace Brothers obtained beneficial ownership of 464,987 shares of UniHolding Common Stock by means of the Grace Brothers Subparticipation Interest.

(7) Alessandra van Gemerden, a Director, is deemed to beneficially own 490,125 shares of the Company's Common Stock; however, Ms. Van Gemerden disclaims beneficial ownership of such shares except for 90,125 thereof.

(8) Morgan Stanley holds 408,988 shares that were acquired pursuant to the Morgan Stanley Agreement, including 75,655 that were acquired pursuant to antidilution rights related to the conversion of the Unilab Note. In addition, as of September 19, 1997, Morgan Stanley held as market maker 48,061 shares of UniHolding Common Stock.


                                     III-13

(9) Of the officers and directors as a group, Edgard Zwirn may be deemed to beneficially own 3,149,866 shares of the Company's Common Stock. Enrico Gherardi, a Director, is deemed to beneficially own 249,875 shares of the Company's Common Stock. Mr. Enrico Gherardi has the right to acquire 50,000 shares of common stock of the Company pursuant to an option granted by the Company on August 17, 1995 and exercisable in February 1997, 112,821 shares of common stock pursuant to an option granted by the Company on July 9, 1996 and exercisable in January 1998, and 112,821 shares of common stock pursuant to an option granted by the Company on August 22, 1997 and exercisable in February 1999. On August 17, 1995, the Company granted options to its other executive officers totaling 27,500 shares of common stock of the Company exercisable in February of 1997. On July 9, 1996, the Company granted options to its other executive officers totaling 70,000 shares of common stock of the Company exercisable in January of 1998. On August 22, 1997, the Company granted options to its other executive officers totaling 70,000 shares of common stock of the Company exercisable in February of 1999. Alessandra van Gemerden, a Director, is deemed to beneficially own 490,125 shares of the Company's Common Stock; however, Ms. van Gemerden disclaims beneficial ownership of such shares except for 90,125 thereof.

     Three Swiss pension funds, Retraites Populaires, Caisse de Pensions de l'Etat de Vaud and Caisse Intercommunale de Pensions, acquired 579,038 shares, or approximately then 9.97% of the Company's common stock in 1994. However, no one fund owns over 5% individually and each pension fund maintains its own voting power and control.

     Pursuant to the terms of a Stock Purchase Agreement, dated June 30, 1995, by and between the Company and UGL, the Company acquired 40% of the common stock of UGL in exchange for the Unilab Note in the principal amount of $15,000,000 and certain other consideration. The principal amount of the Unilab Note was due as of June 30, 1996. Pursuant to the terms of the Unilab Note, the Unilab Note was converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS

     The following sets forth certain relationships among beneficial shareholders, executive officers and directors of the Company, in particular, the relationship between Mr. Zwirn and Mr. Adam as executive officers and directors of the Company, of Unilabs Holdings SA, a Swiss corporation ("Swiss Holdings"), and of Unilabs Holdings SA, a Panamanian corporation ("Holdings").

     The acquisition of March 31, 1994, whereby the Company acquired 60% of UGL and 100% of UCLE from Holdings with an option to purchase Holdings' majority interests in its Italian and Spanish operating subsidiaries is considered a related party transaction. Pursuant to the Acquisition Agreement, Holdings assigned to the Company its rights and obligations under the Stockholders' Agreement with Unilab Corporation concerning UGL. In connection with the


                                     III-14
acquisition of 40% of UGL from Unilab Corporation on June 30, 1995, such Stockholders' Agreement was terminated.

     During fiscal 1994, UGL acquired some of the minority interests in ULSA from Holdings through an offset of receivables from Holdings (aggregating approximately $10 million) against payables to Holdings. UGL thereafter owned 86% of ULSA.

     On June 22, 1994, the board of directors of the Company determined that it would be in the best interest of the Company to accelerate the payment of the $18 million Promissory note (the "Note") to Holdings with shares of the Company's common stock in lieu of cash. The terms of the Note required payment of principal and interest (accruing at 5% per annum), in cash or shares, over five years with the first installment being due March 31, 1995. Holdings accepted early payment of the Note in shares of the Company's common stock in lieu of cash. Further, Holdings agreed that such payment would be calculated on the basis of $5.50 per share (prior to the reverse split of the Company's common stock). Accordingly, the Company issued 3,310,455 (prior to the reverse split of the Company's common stock) shares of common stock valued at $5.50 per share (unadjusted) to Holdings (equivalent to the principal and accrued interest of $18,207,500 as of June 22, 1994) in consideration for the cancellation of the Note.

     During the year ended May 31, 1995, the Company acquired from Holdings (a) 186 additional shares of ULSA for a consideration of $1,800,000 paid in cash, and (b) the Italian and Spanish laboratory operations for a consideration of $7,342,000 represented by two promissory notes subsequently offset against advances.

     ULSA previously entered into a Cooperation Agreement dated March 25, 1992 with Holdings covering (i) the use of the Unilabs logo and provision of financial and market research advisory services to ULSA ("General Services") and
(ii)Mergers and acquisitions advisory services. The agreement, which expired on May 31, 1996, provided for an annual general services fee of $238,000 payable by ULSA. The Cooperation Agreement was assigned to and assumed by UniHolding pursuant to the Acquisition Agreement. Holdings also billed ULSA an additional $355,000 for general and administrative expenses and $282,000 as a finder's fee in relation to the acquisition of UCP during fiscal year 1994. The Company also billed Holdings $387,000 relating to laboratory management and consulting services in fiscal 1994. The management fees paid to Holdings by the Company provided for, among other things, the services of Mr. Bruno Adam up to May 31, 1994.

     In December 1993, the Company extended a loan of approximately $2.9 million to Holdings bearing interest at an annual rate of 3.375% which was subsequently canceled by the Company on March 31, 1994, in partial consideration for the acquisition of the European clinical testing companies.

     Edgard Zwirn, as CEO of the Company, is compensated for his services through and pursuant to a Management Consulting Agreement between a subsidiary of ULSA and a company


                                     III-15
which is wholly-owned by Mr. Zwirn. The agreement requires an annual payment of Sfr 720,000 (approximately $610,000). Such agreement replaces a previous agreement under which the annual payment was Sfr.600,000 ($476,000). Also, during the year ended May 31, 1997, GUCT made payments of $300,000 for consultancy services to another company which is wholly-owned by Mr. Zwirn.

     During the year ended May 31, 1995, the Company entered into a management services contract with a company which may be deemed to be affiliated with Mr. Enrico Gherardi, a Director of the Company. The Company paid Sfr. 600,000 (then approximately $470,000) under this contract during the year ended May 31, 1995. As of May 31, 1995, the contract was terminated. During the years ended May 31, 1997 and 1996 respectively, a subsidiary of ULSA made payments of Sfr. 720,000 (approximately $610,000) and Sfr. 600,000 (then approximately $500,000) for consultancy services to a company which may be deemed to be affiliated with Mr. Enrico Gherardi and with Ms. Alessandra Van Gemerden, both Directors of the Company, and with Mr. Giorgio Gherardi, a director of UCTI. Also, during the year ended May 31, 1997, GUCT made payments of $300,000 for consultancy services to the same company which may be deemed to be affiliated with Mr. Enrico Gherardi and Ms. Alessandra Van Gemerden, and with Mr. Giorgio Gherardi, a director of UCTI.

     During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900,000, the then market value of such shares which was less than the cost of such shares to Holdings. The Company also purchased 13,000 shares of UniHolding's common stock for $217,000.

     During the year ended May 31, 1997, UGL acquired 20,000 bearer shares of ULSA's common stock from Holdings for SFr. 13.5 million (approximately $9.6 million), the fair market value of such shares which approximated the cost of such shares to Holdings. Half of such shares were resold by UGL to third party investors prior to ULSA's initial public offering at a value which was higher than the price paid by UGL to Holdings. The other half of such shares were resold by UGL in ULSA's initial public offering at a value which was higher than the price paid by UGL. According to the related purchase contracts, the purchase price was subject to an adjustment whereby the Company and Holdings would share on an equal basis any difference between the purchase price initially set and the price per share on the first day of trading of the ULSA shares on the Swiss Exchange after the ULSA initial public offering discussed below. Based upon the last price paid on April 25, 1997 (the first day of trading of the ULSA shares on the Swiss Exchange) of SFr.705 per new ULSA bearer share, an amount (included in the above mentioned value) of SFr. 550,000 (approximately $390,000) became due by the Company to Holdings and was paid through a partial set-off of advances previously made.

     On September 14, 1995, UGL entered into an agreement with Health Strategies Limited ("HSL"), a company which might be deemed to be related to the Company for the reasons mentioned below, and which the Company believed might be deemed to be controlled by a director of Unilab Corporation, whereby a new company, MISE S.A. ("MISE") was formed. UGL


                                     III-16
invested $3,005,000 in MISE for 33.3% of the voting rights and 66.6% of the equity of MISE. $2,005,000 was paid during the year ended May 31, 1996, and the balance was payable in two installments of $500,000 each in September 1996 and 1997. HSL owns the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE then acquired for $1,500,000 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250,000 by HSL from Medical Diagnostic Management, Inc. ("MDM"), which may be deemed to be related to HSL, and, for the reasons mentioned below, may also be deemed to be related to the Company. Further, MISE committed to pay HSL a total of $1,500,000 for certain plans for marketing the know-how and software in several European countries. Out of such amount, $500,000 was paid during the year ended May 31, 1996, and the balance was payable in two installments of $500,000 each in October 1996 and 1997. The fee agreed for the marketing plans also included support services and customization to European needs. The installment due in October 1996 (as well as the capital contribution in September 1996) had not been paid principally because HSL had not entirely delivered all services it committed to deliver. For several months, there was little communication between the Company and HSL, Unilab Corporation or its directors. A director of HSL has since resigned as a director of Unilab Corporation and communications between HSL and the Company were re-established. The parties then considered several alternatives to achieve their initial goals. The investment was made so that it provides the Company access to certain know-how developed by MDM. MDM is a company founded in 1989 which is active in the industry of health information services in the U.S., and is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). Its strategy is to be a clinical, financial, administrative and information management intermediary among referring physicians, payers and diagnostic providers. The know-how acquired by MISE from HSL included, but not limited to, a certain computerized information system proprietary to MDM. HSL granted to MISE a perpetual license for the use of the MDM know-how and related software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. Both UGL and HSL agreed to use their best efforts to implement the MISE business in Western Europe and agreed not to compete with MISE in the same territory. The Company, through MISE, intended to market the concept, including the computerized information system, to health insurance companies throughout Europe. The Company believes that such a concept should be particularly useful and applicable in the context of the ongoing deregulation of the health care system and may provide a useful tool to achieve substantial savings in health care costs in several European countries. As a result of their discussions, HSL, MDM and UGL agreed to restructure their relationship. As of May 30, 1997, UGL agreed to exchange its MISE shares for certain preferred stock of MDM. Such preferred stock is redeemable at MDM's option, in whole or in part at a total price of $3 million in 1998, escalating to $3.6 million in 2002. Should MDM offer any of its common stock in an initial public offering, all outstanding shares of preferred stock owned by UGL will be converted into common stock representing the lesser of (a) 15% of the MDM equity on a fully-diluted basis after the public offering, or (b) $5 million valued at the offering price. Further, as part of the



                                     III-17
agreement, MDM will pay UGL a commission of 5% on its net sales in Europe for a period of seven years.

     Following are entities affiliated with the Company:

     Holdings. Swiss Holdings owns 100% of Holdings. Edgard Zwirn is Chairman. Bruno Adam is Director, Secretary and Chief Financial Officer of Holdings. As of May 31, and October 14, 1997, the Company had an intercompany receivable of approximately $3.5 million due from Holdings.

     Swiss Holdings. Edgard Zwirn is Chairman of the board of directors of Swiss Holdings and, together with certain members of his immediate family, he owns 23.3% of the voting and equity interests in Swiss Holdings. Bruno Adam is Executive Vice President and Chief Financial Officer of Swiss Holdings.




                                     III-18

                                                                  DRAFT 97/10/10

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                        Page No.


FINANCIAL STATEMENTS AND SCHEDULES:

1.  Financial Statements - See Index
            to Financial Statements at ITEM 8 ....................        II-F-1

2.  Financial Statement Schedules ................................        IV-2



EXHIBITS:

The information required pursuant to Item 601
      of Regulation S-K is incorporated by
      reference to the Exhibit Index of this Report ..............        IV-4


REPORTS ON FORM 8-K:

1.   Current Report on Form 8-K dated
     February 27, 1997 (filed March 7, 1997)
     reporting on Item 2

2.   Current Report on Form 8-K dated
     May 30, 1997 (filed June 5, 1997)
     reporting on Item 4

3.   Amended Current Report on Form 8-K/A dated
     February 27, 1997 (filed April 15, 1997) reporting on Item 2 with Financial Statements of NDA Clinical Trials Services, Inc.

4.   Amended Current Report on Form 8-K/A dated
     February 20, 1997 (filed May 28, 1997)
     reporting on Item 2

5.   Amended Current Report on Form 8-K/A dated
     May 30, 1997 (filed June 10, 1997)
     reporting on Item 4

                                                                  DRAFT 97/10/10

               UNIHOLDING CORPORATION AND SUBSIDIARIES               Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                                                                          Additions
                                                   Balance at     Charged to              Charged to              Effect of  Balance
                                                   Beginning      Cost and                Other                   Currency   at End
                                                   of Period      Expenses      Other     Accounts   Deductions   Changes    Period
                                                   ---------      --------      -----     --------   ----------   -------    ------
Year ended May 31, 1995
     Allowance for doubtful accounts                 $1,151          $535        $21(1)        $0       $408       $158      $1,457
  Deferred tax on loss carryforwards                    745             0          0            0        312         77         510


Year ended may 31, 1996
     Allowance for doubtful accounts                 $1,457(2)       $743         $0           $0       $605       ($95)     $1,500
  Deferred tax on loss carryforwards                    510             0          0            0        173         59         396


Year ended May 31, 1997
     Allowance for doubtful accounts                 $1,500          $595         $0           $0       $826       ($68)     $1,201
  Deferred tax on loss carryforwards                    396         2,249          0            0          0          0       2,645



(1)  allowance for doubtful accounts of ULSP and IMT, acquired on May 31, 1995.

(2) total allowance for doubtful accounts of $1,901 as disclosed in the balance sheet as of May 31, 1995, included $444 of allowance on long-term notes receivable, not included above, and classified separately in the balance sheet as of May 31, 1996.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Board of Directors
UniHolding Corporation
New York, New York

The audits referred to in our report dated September 26, 1996 on the consolidated financial statements of UniHolding Corporation and subsidiaries, which appears in Part II, also included Schedule II for each of the years in the two-year period ended May 31, 1996. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

New York, New York
September 26, 1996

                                                                  DRAFT 97/10/10

                                  EXHIBIT INDEX

Exhibit No.                               Description


2.1 Share Purchase Agreement between Unilabs Management Company, Ltd. as Seller, and EIBA "Eidgenoessische Bank" Beteiligungs und Finanzgesellschaft as Purchaser, dated January 17, 1997 (1)

2.2                         Share Purchase Agreement between Unilabs
                            Group Limited and Unilabs Management
                            Company Ltd. and Banque Cantonale de Geneve, dated February 6, 1997 (1)

2.3                         Share Purchase Agreement between Unilabs
                            Group Limited and KK Trust AG., dated February 17, 1997 (1)

2.4 Share Purchase Agreement between Unilabs Group Limited and Unilabs Holdings SA, dated February 18, 1997

2.5 Share Purchase Agreement between Unilabs Group Limited and Unilabs Holdings SA, dated March 13, 1997

2.6 Underwriting Agreement between Unilabs SA and Union Bank of Switzerland, dated April 24, 1997

2.7                         Master Combination Agreement by and among
                            NDA Clinical Trials Services, Inc. ("NDA"),
                            certain NDA stockholders and Global Unilabs
                            Clinical Trials, Ltd., dated as of January 31, 1997
                            (4)

2.8 Stock Purchase Agreement, dated as of July 23, 1996, between Morgan Stanley & Co.,
                            Incorporated and UniHolding Corporation (5)

2.9 Agreement by and among Unilabs Group Limited, Health Strategies Limited and Medical Diagnostic Management, Inc., dated as of May 23, 1997

3.1                         Amended Certificate of Incorporation of
                            UniHolding Corporation (2)

3.2                         Bylaws of UniHolding Corporation

                                                                  DRAFT 97/10/10


10.1 Memorandum of Agreement between Health Strategies Ltd. and Unilabs Group Ltd. (3)

10.2                        Amended Stock Option Plan (3)

10.3 Lock-Up Agreement between Edgard Zwirn, Unilabs Holdings SA, UniHolding Corp., Unilabs Group Ltd., Unilabs SA and Union Bank of Switzerland, dated April 14, 1997

16                          Letter from Richard A. Eisner & Company, LLP, dated
                            June 16, 1997 (6)

21                          Subsidiaries of Registrant

23                          Consent of Accountant, ATAG Ernst & Young SA

27                          Financial Data Schedule

----------

(1) Incorporated by reference to Current Report on Form 8-K dated February 20, 1997.
(2) Incorporated by reference to Quarterly Report on Form 10-Q for the period ended November 30, 1996.
(3) Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year ended May 31, 1996.
(4) Incorporated by reference to Current Report on Form 8-K dated January 31, 1997.
(5) Incorporated by reference to Quarterly Report on Form 10-Q for the period ended August 31, 1996
(6) Incorporated by reference to Amended Current Report on Form 8-K/A dated May 30, 1997

                                                                  DRAFT 97/10/10

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UniHolding Corporation


Date:       10/14/97                               By: /s/ Bruno Adam
                                                      --------------------------
                                                      Bruno Adam
                                                      CFO/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Edgard Zwirn                                             Date:  10/14/97
    Edgard Zwirn
    CEO and Director

By: /s/ Bruno Adam                                               Date:  10/14/97
    Bruno Adam
    CFO and Treasurer

By: /s/ Pierre-Alain Blum                                        Date:  10/14/97
    Pierre-Alain Blum
    Director and Member Audit Committee

By: /s/ Daniel Regolatti                                         Date:  10/14/97
    Daniel Regolatti
    Director and Member Audit Committee

By: /s/ Enrico Gherardi                                          Date:  10/14/97
    Enrico Gherardi
    Director and Secretary

By: /s/ Alessandra Van Gemerden                                  Date:  10/14/97
    Director

By: /s/ Tobias Fenster
    Director                                                     Date:  10/14/97