Form 10-Q
period 1997-08-31
UNIHOLDING CORP
filed 1997-10-21
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       August 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of October 20, 1997, there were 7,632,970 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

            UNIHOLDING CORPORATION AND SUBSIDIARIES  Form 10-Q for the Quarterly
                    Period Ended August 31, 1997


                                      INDEX

                                                                         Page

Part I      -    FINANCIAL INFORMATION:

    Item 1.      Financial Statements                                        3

           Consolidated Balance Sheets - August 31, 1997
               (unaudited) and May 31, 1997                                  4

           Unaudited Consolidated Statements of
               Operations - Three month periods
               ended August 31, 1997 and August 31, 1996                     6

           Unaudited Consolidated Statements of Cash
               Flows - Three month periods ended
               August 31, 1997 and August 31, 1996                           7

           Notes to Unaudited Consolidated Financial Statements              8

    Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 11


Part II     -     OTHER INFORMATION:

    Item 1.      Legal Proceedings                                           14

    Item 5.      Other Items                                                 14

    Item 6.      Exhibits                                                    14

                 Signatures                                                  15

                         PART I - FINANCIAL INFORMATION


    Item 1.      Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                               August 31,               May 31,
ASSETS                                           1997                    1997
                                                 ----                    ----
                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $5,684                  $8,201
   Accounts receivable, net of allowance
     for doubtful accounts                       19,061                  21,133
   Due from related companies                     3,660                   3,573
   Inventories                                    2,261                   2,272
   Prepaid expenses                               2,503                   2,046
   Other current assets                             651                     770
                                                --------                --------
        Total current assets                     33,820                  37,995
                                                --------                --------
NON-CURRENT ASSETS:
   Long-term notes receivable                       818                     818
   Deferred tax assets                            6,111                   5,293
   Intangible assets, net                        28,930                  30,019
   Property, plant and equipment, net            27,580                  28,610
   Investment in equity affiliates                  925                   1,480
   Other assets, net                                956                   1,088
                                                --------                --------
        Total non-current assets                 65,320                  67,308
                                                --------                --------
                                               $ 99,140                $105,303
                                               =========               =========


                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                          August 31,       May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1997          1997
                                          -----------     --------
                                           (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                         $  6,554      $  5,889
   Lease payable                              1,526         1,733
   Payable to related parties                     -           150
   Trade payables                             7,797         9,501
   Accrued liabilities                        4,877         4,458
   Long-term debt                             4,959         4,741
   Taxes payable,                             4,324         4,707
                                            --------      --------
        Total current liabilities            30,037        31,179
                                            --------      --------
NON-CURRENT LIABILITIES:
   Lease payable                              2,196         2,446
   Long-term debt                            11,105        12,109
   Taxes payable                                157           155
   Deferred taxes                               695           725
                                            --------      --------
        Total non-current liabilities        14,153        15,435
                                            --------      --------
        Total liabilities                    44,190        46,614
                                            --------      --------
MINORITY INTERESTS                            9,561        10,344
                                            --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value;
    Voting;  authorized  18,000,000 shares;
    issued 7,627,736 at August 31,
     and May 31, 1997                            76            76
     Non-Voting; authorized 2,000,000
     shares; issued and outstanding
     298,384 at August 31, and
     May 31, 1997                                 3             3
   Additional paid-in capital                49,832        49,832
   Cumulative translation adjustment         (5,042)       (3,050)
   Retained earnings                          4,595         5,559
                                            -------       --------
                                             49,464        52,420
   Less - cost of 293,150  shares of
    Common Stock held in treasury at
    August 31, and May 31, 1997,
    respectively                             (4,075)       (4,075)
                                            -------       --------
         Total stockholders' equity          45,389        48,345
                                            -------       --------
                                           $ 99,140      $105,303
                                            =======       ========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                   Three Months ended
                                                August 31,     August 31,
                                                 1997             1996
                                                ------           ------
REVENUE                                        $22,589          $22,844

Operating expenses:
   Salaries and related charges                 10,677           10,291
   Supplies                                      3,865            3,834
   Other operating expenses                      8,186            6,480
   Depreciation and amortization of
     tangible assets                             1,270            1,296
   Amortization of intangible assets               661              581
                                               -------          --------
OPERATING INCOME (LOSS)                         (2,070)             362

Interest, net                                     (371)            (963)
Equity in loss of affiliates                        --              (34)
Other, net                                         574             (558)
                                               -------          --------
Income (loss) before taxes and
  minority interests                            (1,867)          (1,193)
Tax benefit (provision)                            529             (165)
                                              --------          --------
Income (loss) before minority
  interests                                     (1,338)          (1,358)

Minority interests in income (loss)                374             (137)
                                              --------          --------
NET LOSS                                      ($   964)         ($1,495)
                                              ========          ========
Weighted average common shares
  outstanding                                7,926,120         6,263,473
Loss per share of
  common stock                                  ($0.12)           ($0.24)

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                          Three Months ended
                                                        August 31,    August 31,
                                                           1997           1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        ($  964)       ($1,495)
   Adjustments to reconcile net income to net cash
    provided by operations:
   Equity in loss of affiliates                               -              34
   Minority interests in income                             (374)           137
   Deferred taxes                                           (818)          (474)
   Depreciation and amortization of tangible assets        1,270          1,296
   Amortization of intangible assets                         661            581
   Other non-cash income (expenses)                         (423)           466
   Net changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                    1,053          1,994
    Inventories                                              (76)             8
    Prepaid expenses                                        (599)           725
    Other current assets                                     630           (192)
    Trade payables                                        (2,099)        (1,583)
    Accrued liabilities                                    1,056            445
    Taxes payable                                           (278)          (223)
                                                        ---------      ---------
   Net cash provided by (used in) operating activities      (961)         1,719
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of share capital               -           5,000
   Repayment of long-term debt                              (432)          (960)
   Cash proceeds from long-term debt                         302             -
   Proceeds (reimbursement) from (of) bank overdrafts        738             (7)
   Repayment of lease debt                                  (209)           (34)
                                                        ---------      ---------
   Net cash provided by (used in) financing activities       399          3,999
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property and equipment          (823)        (1,505)
   Loans and advances (to) from affiliates,
     and related companies, net                             (300)        (2,300)
   Payment for purchase of interest in subsidiaries         (105)          (544)
   Payment for purchase of intangible assets                (504)           (50)
   Proceeds from sale of assets                               12             52
                                                        ---------      ---------
   Net cash used in investing activities                  (1,720)        (4,347)
                                                        ---------      ---------

Effect of exchange rate changes on cash                     (235)            75

Net increase (decrease) in cash and cash equivalents      (2,517)         1,446
Cash and cash equivalents, beginning of year               8,201          1,587
                                                        ---------      ---------

Cash and cash equivalents, end of period                  $5,684         $3,033
                                                         =======        =======
                        See notes to financial statements

                    UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
             (Monetary amounts in thousands, except per share data)

1.  Basis of Presentation

     The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates is accounted for on the equity method. During the period ended August 31, 1996, the investment in the Company's equity affiliate MISE S.A. (which was exchanged for preferred stock of Medical Diagnostic Management, Inc., as of May 31, 1997) was accounted for on the equity method. The investment in the Company's equity affiliate NDA Clinical Trials Services Inc. was accounted for on the equity method until January 31, 1997, the date of the reorganization of the Company's Clinical Trials Division, after which date its financial statements have been fully consolidated.


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

         The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended May 31, 1997.


3.  Net Income (Loss) Per Share

     Net income  (loss) per share is computed by dividing net income or net loss
by  the  weighted  average  number  of  voting  and  non-voting   common  shares
outstanding.

4.  Cumulative Translation Adjustment

     The Company's principal operations are located primarily in Switzerland, the United Kingdom, Italy, Spain and the United States. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. In accordance with generally accepted accounting principles in the United States, net gains and losses arising upon translation of local currency financial statements are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account, which may be realized upon the eventual disposition by the Company of part or all of its European investments.


5.  Supplemental Disclosure of Cash Flow Information

                                                        Three months ended
                                                  August 31,         August 31,
                                                    1997                l996
         Cash paid during the period for
              Interest                            $  443               $  615
              Income taxes                           575                  918

     During the period ended August 31, 1996, in connection with its acquisition of 300 shares of the share capital of ULSA, the Company incurred a future obligation of $1,100, which was fully paid subsequently.

     During the period ended August 31, 1997, capital lease obligations of $159 were incurred when the Company entered into leases for new capital equipment.

6.  Capital Stock and Additional Paid In Capital

     On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $15 per share. The investor received certain antidilution and preemptive subscription rights. The antidilution provisions provided that if the Company issued its Common Stock to repay the $15,000 note owed to Unilab Corporation (a Delaware corporation "Unilab"), it would transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor would remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions. The Company had a call right on the shares of the investor at a price of $18 per share, exercisable on or before January 15, 1997, which expired without having been exercised.

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

7   Investment in Equity Affiliates

    Unimed Laboratories

     On October 8, 1996, the Company, through its subsidiary Unilabs International Limited (a British Virgin Islands corporation, "UIL"), signed a joint venture agreement with the state affiliated company Medincenter of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company has invested $120 in cash and has agreed to invest a further $120 in cash in fiscal 1998, and holds 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which establishes a diagnostic laboratory in Moscow to provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The Company also provides the venture with certain engineering services in connection with the construction and establishment of the new laboratory, and will provide on-going management supervision. The effective start of laboratory operations has been slightly delayed, but is still expected to occur during the second quarter of fiscal 1998.

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


                                                         Three Months Ended
                                                             August 31,
                                                       1997              1996
                                                       ----              ----

Revenues from unaffiliated customers:
  Diagnostic Laboratory Division                    $ 19,774          $ 21,627
  Clinical Trials Division                             2,815             1,217

Operating Profit or Loss:
  Diagnostic Laboratory Division                         541             1,320
  Clinical Trials Division                            (2,611)             (958)

Identifiable Assets:
  Diagnostic Laboratory Division                      83,556           126,678
  Clinical Trials Division                            15,584             2,900


     Following are the key financial data of the Company for purposes of geographical information.

                                                   Three Months Ended
                                                      August 31,
                                                1997                1996
                                               ------             -------
Revenues from unaffiliated customers:
       U.S.                                   $ 1,400             $    -
       Non-U.S.                                21,189              22,844

Operating Profit or Loss:
       U.S.                                    (1,305)                 -
       Non-U.S.                                  (765)                362

Identifiable Assets:
       U.S.                                    12,000               1,900
       Non-U.S.                                87,140             127,678

Item 2.  Management's Discussions and Analysis of Financial
Condition and Results of Operations

Results of Operations

     The Company's results of operations for the period ended August 31, 1997, include the operations of the Company's core business (the "Diagnostic Laboratory Division") and of the Company's expanded activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division"). The following tables present a reconciliation of the results of operations of each division with the consolidated statement of operations, for the purpose of discussing the results of operations.

                                                                      Three months ended August 31, 1997

                                                             Diagnostic     Clinical
                                                             Laboratory      Trials
                                                              Division      Division     Adjustments       As reported

REVENUE                                                       $20,569        $2,815           ($795)        $22,589

Operating expenses:
    Salaries and related charges                                8,645         2,032                          10,677
    Supplies                                                    3,618           247                           3,865
    Other operating expenses                                    6,132         2,849            (795)          8,186
    Depreciation and amortization of tangible assets            1,151           119                           1,270
    Amortization of intangible assets                             482           179                             661
                                                            ---------     ---------       ---------       ---------
OPERATING INCOME (LOSS)                                           541        (2,611)              0          (2,070)

Interest, net                                                    (272)          (99)                           (371)
Other, net                                                        307           267                             574
                                                            ---------     ---------       ---------       ---------
Income (loss) before taxes and minority interests                 576        (2,443)              0          (1,867)
Tax benefit (provision)                                          (268)          797                             529
                                                            ---------     ---------       ---------       ---------
Income (loss) before minority interests                           308        (1,646)              0          (1,338)
Minority interests in income (loss)                              (152)          526                             374
                                                            ---------     ---------       ---------       ---------
NET INCOME (LOSS)                                                $156       ($1,120)             $0           ($964)
                                                            =========     =========       =========       =========
Weighted average common shares outstanding                  7,926,120     7,926,120                       7,926,120
Earnings (loss) per share of common stock                      $0.02        ($0.14)                         ($0.12)


                       Three months ended August 31, 1996
                                      -----------------------------------------

                                       Diagnostic     Clinical
                                       Laboratory      Trials       As
                                        Division      Division   reported
                                       --------       --------   --------


REVENUE                                $21,627        $1,217      $22,844

Operating expenses:
     Salaries and related charges        9,714           577       10,291
     Supplies                            3,789            45        3,834
     Other operating expenses            4,978         1,502        6,480
     Depreciation and amortization
      of tangible assets                 1,256            40        1,296
     Amortization of intangible
      assets                               570            11          581
                                       ---------    ----------    ---------
OPERATING INCOME (LOSS)                  1,320          (958)         362

Interest, net                             (938)          (25)        (963)
Equity in loss of affiliates                 0           (34)         (34)
Other, net                                (558)            0         (558)
                                      ---------     ---------    ---------
Income (loss) before taxes and
  minority interests                      (176)       (1,017)      (1,193)
Tax benefit (provision)                   (482)          317         (165)
                                      ---------     ---------    ---------
Income (loss) before minority
  interests                               (658)         (700)      (1,358)
Minority interests in income              (137)            0         (137)
                                      ---------     ---------     --------
NET INCOME (LOSS)                        ($795)        ($700)     ($1,495)
                                        ======        ======      ========
Weighted average common
  shares outstanding                   6,263,473     6,263,473    6,263,473

Earnings (loss) per share of
  common stock                          ($0.13)       ($0.11)      ($0.24)


Three month period ended August 31, 1997 compared with the three month period ended August 31, 1996

     Consolidated revenue was $22.6 million for the three months ended August 31, 1997, representing a decrease of $0.2 million (including the effect of the change in the US dollar exchange rate of $3.0 million) from the comparable prior year period. Revenue generated by the Swiss operations for the three months was stable in local currency as a result of a small reduction in specimen volume of 1.7% offset by an increase attributable to test mix of 1.0%. Revenue generated by the UK operations also was stable in local currency in respect of the Diagnostic Laboratory Division. Spanish operations increased revenues to $1.4 million, as compared to $1.1 million in the comparable prior year period, representing however a 58% increase in local currency. Revenues of $2.8 million for the three months ended August 31, 1997, representing an increase of $1.6 million from the comparable prior year period, were recorded by the Clinical Trials Division due to the development of a new client base and to the January 1997 reorganization of UCTI whereby NDA is now fully consolidated, which was not the case in the comparable prior year period.

     Operating result for the three months ended August 31, 1997 was a loss of $2.1 million, versus a gain of $0.4 million in the comparable prior year period. The operating income generated by the Diagnostic Laboratory Division decreased by $0.8 million (including the effect of the change in the US dollar exchange rate of approximately $0.5 million) versus the comparable prior year. The major contributing operating factors providing such variance in operating income of the Diagnostic Laboratory Division principally were due to increased administrative operating costs, particularly in relation to the development of new operations in emerging markets. Italian operations have continued to maintain a small positive contribution to operating income. The variance in operating results of the Clinical Trials Division (an operating loss of $2.6 million as compared to $1.0 million) reflects the January 1997 reorganization of UCTI whereby NDA is now fully consolidated, and fixed expenses which are not matched with income to be recorded in the future from a backlog of contracts, due to lead-time of up to six months from the signing of a contract to the actual start of a study.

     Interest expense, net, decreased $0.6 million during the three months ended August 31, 1997, as compared to the prior year, primarily due to lower average borrowing levels.

     Other income of $0.6 million were recorded for the three months ended August 31, 1997, resulting from foreign currency transactions, and changes in foreign currency positions as compared to net expense of $0.6 million in the prior year comparable period.

     Provision for income taxes in the three months ended August 31, 1997, is a net benefit of $0.5 million, as compared to a provision of $0.2 million in the prior year comparable period. This is primarily due to period losses of the Clinical Trials Division which gave rise to a tax benefit of $0.8 million, which management believes it is more likely than not that the Company will recover through future income of such Division in view of the already existing backlog of contracts.

     Minority interests in income in the three months ended August 31, 1997, were an income of $0.4 million as compared to an expense of $0.1 million in the prior year comparable period. Such change resulted primarily from the increase in the minority interests in respect of the Clinical Trials Division due to the January 1997 reorganization of UCTI and to the variance in operating income of the respective subsidiaries.


Liquidity and Capital Resources

     Net cash used by operating activities for the three months ended August 31, 1997 amounted to $1.0 million, a change of $2.7 million from the prior year primarily due to working capital needs of the Diagnostic Laboratory Division, and to period losses of the Clinical Trials Division.

     Net cash provided by financing activities for the three months ended August 31, 1997 was $0.4 million, a decrease of $3.6 million from the prior period, primarily due to the issuance of share capital occurred in the prior period.

     Net cash used in investing activities for the period ended August 31, 1997 was $1.7 million, comparing to $4.3 million in the prior year period. The change is primarily due to lower capital expenditures and lower advances to affiliates. The balance due from Unilabs Holdings SA as of August 31, 1997 was $3.7 million, which is expected to be paid within twelve months.

     The Company's bank facilities provide for a total of approximately $23.0 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of October 20, 1997, the Company had approximately $8 million of availability under the aggregate credit facilities.

     With respect to the Diagnostic Laboratory Division, the Company believes that the liquidity provided by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements, as well as debt repayments.

     With respect to the Clinical Trials Division, the Company believes that the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements for the foreseeable future including anticipated operating expenses.

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

     (a) Inability to carry out marketing and sales plans.

     (b)Inability  to  successfully   develop  the  Company's   Clinical  Trials
operations.

     As well as other factors listed in the Company's 1997 Annual Report on Form 10-K, which are incorporated herein by reference.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Arbitration

         As described and discussed more thoroughly in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, the Company is entitled to 80% of the net recovery (less legal fees and costs) of any settlement or successful resolution of the pending arbitration instituted by Americanino Capital Corp. ("ACC") pursuant to an agreement by which the Company sold its remaining interest in ACC.

         The Company's management will continue to monitor and report the progress of the proceedings.

         See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1997 Annual Report on Form 10-K.

Item 5. Other Items

     On August 8, 1997, UniHolding Corporation announced that it intends to merge into its wholly-owned subsidiary, Unilabs Group Limited, a British Virgin Islands corporation. The proposed merger is intended to streamline the corporate structure of the entire Group. The merger is subject to shareholder and regulatory approvals, but the principle of such merger has been unanimously approved by the Company's board of directors.



Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits.

       27 Financial Data Schedule


       (b) Reports on Form 8-K.

     Amended  Current  Report on Form 8-K/A,  dated May 30, 1997 (filed June 10,
1997) reporting on Item 4

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             UniHolding Corporation


                             By: /s/Bruno Adam
                                -----------------------
                                 Bruno Adam, CFO
Date:     October 21, 1997