Form 10-K/A
period 1997-05-31
UNIHOLDING CORP
filed 1997-10-28
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ________ to _________

                           Commission File No. 0-9833

                             UNIHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                       58-1443790
(State or other  jurisdiction  of                  (I.R.S.  Employer
incorporation)                                      Identification Number)

96 Spring Street, New York, New York                  10012
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

                                      PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K
FINANCIAL STATEMENTS AND SCHEDULES:

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

4. Amended Current Report on Form 8-K/A dated February 20, 1997 (filed May 28, 1997) reporting on Item 2

5.    Amended  Current  Report on Form 8-K/A  dated May 30, 1997 (filed June 10,
       1997) reporting on Item 4

               UNIHOLDING CORPORATION AND SUBSIDIARIES               Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                                                               Additions
                                            Balance at    Charged to            Charged to                 Effect of      Balance
                                            Beginning     Cost and              Other                      Currency       at End
                                            of Period     Expenses     Other     Accounts    Deductions    Changes        Period
                                            ---------     ---------    ------    --------    ----------    -------       -------
Year ended May 31, 1995
     Allowance for doubtful accounts       $1,151         $535         $21(1)    $0          $408          $158          $1,457
  Deferred tax on loss carryforwards          745            0           0        0           312            77             510

Year ended May 31, 1996
     Allowance for doubtful accounts       $1,457(2)      $743          $0       $0          $605          ($95)         $1,500
  Deferred tax on loss carryforwards          510            0           0        0           173            59             396

Year ended May 31, 1997
     Allowance for doubtful accounts       $1,500         $595          $0       $0          $826          ($68)         $1,201
  Deferred tax on loss carryforwards          396        2,249           0        0             0             0           2,645

(1)  allowance for doubtful accounts of ULSP and IMT, acquired on May 31, 1995.
(2) total allowance for doubtful accounts of $1,901 as disclosed in the balance sheet as of May 31, 1995, included $444 of allowance on long-term notes receivable, not included above, and classified separately in the balance sheet as of May 31, 1996.

ATAG ERNST & YOUNG

REPORT OF INDEPENDENT AUDITORS
to the Board of Directors and Shareholders of

UNIHOLDING CORPORATION, Delaware, USA

We have audited the consolidated balance sheet of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1997 and the related consolidated statements, of operations, stockholders' equity and cash flows for the year then ended. Our report, dated October 3rd, 1997 is included in the Company's Form 10K.

The consolidated financial statements of UniHolding Corporation and subsidiaries for the years ended May 31, 1996 and May 31, 1995, were audited by other auditors whose report dated September 26, 1996, expressed an unqualified opinion on those statements.

In connection with our audits of the financial statements for the year ended May 31st, 1997, we audited the financial statement schedule listed under Item 14.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

Geneva,  Switzerland
October 20, 1997                      ATAG Ernst & Young SA

                                 /s/                          /s/
                              C. Picci                  F. Genetelli
                       Expert-comptable diplome    Expert-comptable diplome
                         (Auditor in charge)

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

/s/ Richard A. Eisner & Company,  LLP

New York,  New York
September 26, 1996

                                  EXHIBIT INDEX

Exhibit No.                               Description

2.1                       Share Purchase Agreement between Unilabs
                           Management Company, Ltd. as Seller, and EIBA
                           "Eidgenoessische Bank" Beteiligungs und
                           Finanzgesellschaft as Purchaser, dated January 17, 1997 (1)
2.2                       Share Purchase Agreement between Unilabs
                           Group Limited and Unilabs Management
                           Company Ltd. and Banque Cantonale de Geneve, dated February 6, 1997 (1)
2.3                       Share Purchase Agreement between Unilabs
                           Group Limited and KK Trust AG., dated February
                           17, 1997 (1)
2.4                       Share Purchase Agreement between Unilabs
                           Group Limited and Unilabs Holdings SA, dated
                           February 18, 1997
2.5                       Share Purchase Agreement between Unilabs
                           Group Limited and Unilabs Holdings SA, dated
                           March 13, 1997
2.6                       Underwriting  Agreement between Unilabs SA and Union
                           Bank of Switzerland, dated April 24, 1997
2.7                       Master Combination Agreement by and among
                           NDA Clinical Trials Services, Inc. ("NDA"), certain NDA stockholders and Global Unilabs
                           Clinical Trials, Ltd., dated as of January 31,1997(4)
2.8                       Stock Purchase Agreement, dated as of July 23,
                           1996, between Morgan Stanley & Co.,
                           Incorporated and UniHolding Corporation (5)
2.9                       Agreement by and among Unilabs Group Limited,
                           Health Strategies Limited and Medical Diagnostic Management, Inc., dated as of May 23, 1997
3.1                       Amended Certificate of Incorporation of
                           UniHolding Corporation (2)
3.2                       Bylaws of UniHolding Corporation

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

-----------

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

By: /s/ Daniel Regolatti                                         Date:  10/14/97
    Daniel Regolatti
    Director and Member Audit Committee

By: /s/ Enrico Gherardi                                          Date:  10/14/97
    Enrico Gherardi
    Director and Secretary

By: /s/ Alessandra Van Gemerden                                  Date:  10/14/97
    Director

By: /s/ Tobias Fenster
    Director                                                      Date: 10/14/97

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             UniHolding Corporation

                                             By: /s/ Bruno Adam
                                                -----------------------
                                                Bruno Adam
                                                (CFO/Treasurer)

Date: October 28, 1997