Form 10-Q
period 1997-11-30
UNIHOLDING CORP
filed 1998-02-02
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       November 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of January 20, 1998, there were 7,195,022 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

            UNIHOLDING CORPORATION AND SUBSIDIARIES  Form 10-Q for the Quarterly
                    Period Ended November 30, 1997


                                      INDEX

                                                                         Page

Part I      -    FINANCIAL INFORMATION:

    Item 1.      Financial Statements                                        3

           Consolidated Balance Sheets - November 30, 1997
               (unaudited) and May 31, 1997                                  4

           Unaudited Consolidated Statements of
               Operations - Three month and six month periods
               ended November 30, 1997 and 1996                              6

           Unaudited Consolidated Statements of Cash
               Flows - Six month periods ended
               November 30, 1997 and 1996                                    7

           Notes to Unaudited Consolidated Financial Statements              8

    Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12


Part II     -     OTHER INFORMATION:

    Item 1.      Legal Proceedings                                           19

    Item 5.      Other Information                                           19

    Item 6.      Exhibits                                                    19

                 Signatures                                                  20

                         PART I - FINANCIAL INFORMATION


    Item 1.      Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              November 30,             May 31,
ASSETS                                           1997                    1997
                                                 ----                    ----
                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $2,715                  $8,201
   Accounts receivable, net of allowance
     for doubtful accounts                       15,298                  21,133
   Due from related companies                       641                   3,573
   Inventories                                    1,594                   2,272
   Prepaid expenses                               1,080                   2,046
   Other current assets                             312                     770
                                                --------                --------
        Total current assets                     21,640                  37,995
                                                --------                --------
NON-CURRENT ASSETS:
   Long-term notes receivable                       818                     818
   Deferred tax assets                              366                   5,293
   Intangible assets, net                        23,049                  30,019
   Property, plant and equipment, net             6,521                  28,610
   Investment in equity affiliates                  500                   1,480
   Investment in subsidiary
    subsequently sold                            13,579                       -
   Investment in subsidiary
    subsequently distributed                      9,655                       -
   Other assets, net                                163                   1,088
                                                --------                --------
        Total non-current assets                 54,651                  67,308
                                                --------                --------
                                               $ 76,291                $105,303
                                                ========                ========


                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              November 30,               May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1997                    1997
                                              -----------               --------
                                              (Unaudited)
CURRENT LIABILITIES:
   Bank overdrafts                           $    2,143                  $5,889
   Lease payable                                    735                   1,733
   Payable to related parties                        48                     150
   Trade payables                                 4,115                   9,501
   Accrued liabilities                            3,338                   4,458
   Long-term debt                                    55                   4,741
   Taxes payable                                  3,868                   4,707
                                                --------                --------
        Total current liabilities                14,302                  31,179
                                                --------                --------
NON-CURRENT LIABILITIES:
   Lease payable                                    999                   2,446
   Long-term debt                                 9,910                  12,109
   Taxes payable                                    154                     155
   Deferred taxes                                     -                     725
                                                --------                --------
        Total non-current liabilities            11,063                  15,435
                                                --------                --------
        Total liabilities                        25,365                  46,614
                                                --------                --------
MINORITY INTERESTS                                8,956                  10,344
                                                --------                --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; Voting;
     authorized  18,000,000 shares; issued
     7,627,736 at November 30 and May 31, 1997      76                       76
     Non-Voting; authorized 2,000,000
     shares; issued and outstanding
     298,384 at November 30 and
     May 31, 1997                                    3                        3
   Additional paid-in capital                   49,832                   49,832
   Cumulative translation adjustment            (6,480)                  (3,050)
   Retained earnings                             6,519                    5,559
                                               --------                 --------
                                                49,950                   52,420
   Less - cost of 731,098 and 293,150 shares
    of Common Stock held in treasury at
    November 30, and May 31, 1997,
    respectively                                (7,980)                  (4,075)
                                               --------                 --------
         Total stockholders' equity             41,970                   48,345
                                               --------                 --------
                                              $ 76,291                 $105,303
                                               ========                 ========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                        Three Months ended    Six Months ended
                                           November 30,         November 30,
                                         1997       1996      1997        1996
                                        ------    ------     ------      ------
REVENUE                                $18,074   $26,771    $31,894     $49,615

Operating expenses:
   Salaries and related charges          6,545    10,425     12,367      20,716
   Supplies                              2,935     4,495      5,228       8,329
   Other operating expenses              5,408     7,753      9,062      14,233
   Depreciation and amortization of
     tangible assets                       540     1,404      1,168       2,700
   Amortization of intangible assets       609       588      1,062       1,169
                                        -------   -------   --------    --------
OPERATING INCOME                         2,037     2,106      3,007       2,468

Interest, net                                1      (906)       (42)     (1,869)
Equity in loss of affiliates                 -       (39)         -         (73)
Other, net                                 (22)      756        128         198
                                        -------   -------   --------    --------
Income before taxes and
  minority interests                     2,016     1,917      3,093         724
 Tax provision                            (606)     (859)      (874)     (1,024)
                                        -------   -------   --------    --------
Income (loss) from continuing
  operations before minority
  interests                              1,410     1,058      2,219        (300)
 Minority interests in income of
  continuing operations                   (730)     (411)    (1,083)       (548)
                                       --------   -------   --------    --------
Income (loss) from continuing
  operations                               680       647      1,136        (848)
 Gain from subsidiaries subsequently
  sold, net of taxes and minority
  interests                              2,623         -      2,323           -
 Loss from subsidiaries subsequently
  distributed, net off taxes and
  minority interests                    (1,379)        -     (2,499)          -
                                       --------  --------   --------    --------
NET INCOME (LOSS)                       $1,924    $ 647     $   960      ($848)
                                       ========  ========   ========    ========
Weighted average common shares
  outstanding                         7,581,870  6,455,502  7,754,936  6,358,963
Earnings (loss) per share of
  common stock:
 Income (loss) from continuing
  operations                             $0.09      $0.10      $0.15     ($0.13)
 Gain on disposition of
  discontinued operations                $0.16          -     ($0.03)         -
 Net income (loss)                       $0.25      $0.10      $0.12     ($0.13)


                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             Six Months ended
                                                               November 30,
                                                           1997           1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $   960         $ (848)
   Adjustments to reconcile net income to net cash
   provided by operations:
   Equity in loss of affiliates                                -             73
   Minority interests in income                            1,083            548
   Deferred taxes                                           (175)          (714)
   Depreciation and amortization of tangible assets        1,168          2,700
   Amortization of intangible assets                       1,062          1,169
   Other non-cash income (expenses)                       (2,847)            15
   Net changes in assets and liabilities, net of acquisitions and disposals:
    Accounts receivable                                     (953)        (1,098)
    Inventories                                              (63)           (88)
    Prepaid expenses                                         (57)           797
    Other current assets                                     (88)          (171)
    Trade payables                                          (171)            98
    Accrued liabilities                                      365            915
    Taxes payable                                           (806)           372
                                                        ---------      ---------
   Net cash provided by (used in) operating activities      (522)         3,768
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of share capital              (72)         5,000
   Repayment of long-term debt                              (821)        (1,953)
   Cash proceeds from long-term debt                           -            (25)
   Proceeds (reimbursement) from (of) bank overdrafts        861            954
   Dividend paid to minority shareholders                 (1,317)             -
   Repayment of lease debt                                  (113)          (219)
   Payment for purchase of treasury stock                 (3,905)             -
                                                        ---------      ---------
   Net cash provided by (used in) financing activities    (5,367)         3,757
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property and equipment          (847)        (2,689)
   Loans and advances (to) from affiliates, related
     companies, net                                        1,555         (3,961)
   Payment for purchase of interest in subsidiaries         (242)          (622)
   Payment for purchase of intangible assets                (712)          (164)
   Proceeds from sale of assets                              743             55
                                                        ---------      ---------
   Net cash provided by (used in) investing activities       497         (7,381)
                                                        ---------      ---------

Effect of exchange rate changes on cash                      (94)          (124)

Net increase (decrease) in cash and cash equivalents      (5,486)            20
Cash and cash equivalents, beginning of period             8,201          1,587
                                                        ---------      ---------

Cash and cash equivalents, end of period                  $2,715         $1,607
                                                         =======        =======
                        See notes to financial statements

                    UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Monetary amounts in thousands, except per share data)

1.       Basis of Presentation

         The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates is accounted for on the equity method. During the period ended November 30, 1996, the investment in the Company's equity affiliate MISE S.A. (which was exchanged for preferred stock of Medical Diagnostic Management, Inc., as of May 31, 1997) was accounted for on the equity method. The investment in the Company's equity affiliate NDA Clinical Trials Services Inc. was accounted for on the equity method until January 31, 1997, the date of the reorganization of the Company's Clinical Trials Division, after which date its financial statements have been fully consolidated, except as discussed below. In connection with the subsequent disposal of two subsidiaries discussed in Note 9, the gain or loss of the respective subsidiaries has been shown separately in the accompanying statement of operations for the three and six months ended November 30, 1997, and the net asset value resulting from each transaction has been shown as a separate item in the accompanying balance sheet as of November 30, 1997. Certain amounts in prior periods financial statements have been reclassified to conform with the current presentation.

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

4.       Cumulative Translation Adjustment

         The Company's principal operations are located primarily in Switzerland, Italy, Spain and, until the disposals discussed in Note 9, in the United Kingdom and the United States. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. In accordance with generally accepted accounting principles in the United States, net gains and losses arising upon translation of local currency financial statements are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account, which may be realized upon the eventual disposition by the Company of part or all of its European investments.

5.       Supplemental Disclosure of Cash Flow Information

                                                   Six months ended
                                              November 30     November 30
                                                1997              l996
                                                ----              ----
         Cash paid during the period for
                  Interest                     $421               $903
                  Income taxes                1,418              1,375

         During the period ended November 30, 1996, in connection with its acquisition of 300 shares of the share capital of ULSA, the Company incurred a future obligation of $1,100, which was fully paid subsequently.

         During the period ended November 30, 1997, capital lease obligations of $513 were incurred when the Company entered into leases for new capital equipment.

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

7.       Investment in Equity Affiliates

         Unimed Laboratories

         On October 8, 1996, the Company, through its subsidiary Unilabs International Limited (a British Virgin Islands corporation, "UIL"), signed a joint venture agreement with the state affiliated company Medincenter of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company has invested $120 in cash and has agreed to invest a further $120 in cash in fiscal 1998, and holds 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which establishes a diagnostic laboratory in Moscow to provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The Company also provides the venture with certain engineering services in connection with the construction and establishment of the new laboratory, and will provide on-going management supervision. The effective start of laboratory operations has been delayed as a result of the late completion of new laboratory facilities, but finally occured in December 1997.

8.       Segment Information

         In view of the fact that its former subsidiary MISE had no activity until the restructuring of this investment, when the shares of MISE were sold and shares of preferred stock of MDM were acquired, the Company does not maintain a healthcare management services division and no longer considers healthcare management services to be an industry segment. Accordingly, the Company currently considers that it had two business segments in fiscal years 1997 and 1998 : its core clinical laboratory business (the Diagnostic Laboratory Division), and the clinical trials testing business (the Clinical Trials Division). However, as discussed in Note 9, the Company subsequently announced that it is spinning off the Clinical Trials Division to the Company's shareholders.

         Following are the key financial data of the respective businesses for purposes of segment information. Such information does not include segment data relating to the Company's investment in unconsolidated affiliates.

                                                   Six Months Ended
                                                     November 30
                                                   1997         1996
                                                   ----         ----

Revenues from unaffiliated customers:
         Diagnostic Laboratory Division       $30,028          $46,796
         Clinical Trials Division               5,652            2,819

Operating Profit or Loss:
         Diagnostic Laboratory Division         3,007            4,553
         Clinical Trials Division              (4,919)          (2,085)

Identifiable Assets:
         Diagnostic Laboratory Division        66,636          126,700
         Clinical Trials Division               9,655            6,524

         Following are the key financial data of the Company for purposes of geographical information, net of amounts related to operations subsequently discontinued:

                                               Six Months Ended
                                                 November 30
                                             1997             1996

Revenues from unaffiliated customers:
         U.S.                               $     -          $     -
         Non-U.S.                            31,894           49,615

Operating Profit or Loss:
         U.S.                                     -                -
         Non-U.S.                             3,007            2,468

Identifiable Assets:
         U.S.                                     -            1,900
         Non-U.S.                            76,291          131,324

9.       Subsequent Events

         On August 8, 1997, UniHolding Corporation announced that it intends to merge into its wholly-owned subsidiary, Unilabs Group Limited, a British Virgin Islands corporation. The proposed merger is intended to streamline the corporate structure of the entire Group. The merger is subject to shareholder and regulatory approvals, but the principle of such merger has been unanimously approved by the Company's board of directors. However, the Company expects to complete the spin-off described below before it continues preparation for the proposed merger.

         On January 15, 1998, the Company announced its decision to spin off its Clinical Trials Division to the Company's shareholders. The transaction will be in the form of a distribution by UniHolding to its shareholders of all the common stock of Global Unilabs Clinical Trials Limited, a British Virgin Islands corporation ("GUCT"). UniHolding will retain $20 million of non-voting preferred stock in GUCT. GUCT, which is an indirect wholly-owned subsidiary of UniHolding, now holds all of the Company's Clinical Trials Division. One share of common stock of GUCT will be distributed to the shareholders of UniHolding, without any consideration, for each share of common stock of UniHolding held on the record date. On January 29, 1998, the Company announced that the record date will be February 9, 1998 and the distribution date will be February 27, 1998. GUCT will restrict the transfer of shares of GUCT common stock until a Registration Statement under the Securities Exchange Act of 1934 has been filed and declared effective.

         On January 29, 1998, the Company's subsidiary Unilabs SA ("ULSA") announced the signature of an agreement relating to the sale of its wholly-owned subsidiary Unilabs Group (UK) Limited to FHP Holdings Limited, a Bahamas corporation, and Focused Healthcare Partners (No.1) Limited, a Jersey, Channel Islands corporation, a group of investors led by Mr. Andrew Baker, a British businessman. Mr. Baker is the former Chairman and Chief Executive Officer of Unilab Corporation, a Delaware corporation, and currently is a Director of Medical Diagnostic Management, Inc., a U.S. corporation of which the Company holds redeemable preferred stock convertible into common stock under certain terms and circumstances. The sale consideration was agreed upon at SFr19,350 (approximately $13,600), payable for SFr1,950 (approximately $1,360) in cash, and SFr17,400 (approximately $12,240) against issuance of non-voting preferred stock of Focused Healthcare Partners (No.1) Limited, redeemable within three years, carrying certain dividend and liquidation preferences. While the Company will have the ability to veto certain specific actions of the new controlling shareholders through two non-executive directors which it will nominate on the board of Focused Healthcare Partners (No.1) Limited, the Company will not retain any control over Unilabs Group (UK) Limited, of which Mr. Baker will be Chairman and Managing Director.

         On January 29, 1998, ULSA also announced the signature of an agreement for the acquisition of a Geneva-based laboratory and the merger of another Genevabased laboratory into ULSA's own Geneva operations.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company's results of operations for the period ended November 30, 1997, include the operations of the Company's core business (the "Diagnostic Laboratory Division") and of the Company's activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division"). However, as a result of the Company's decision to spin off the Clinical Trials Division to the Company's shareholders, the loss of the respective subsidiaries has been shown separately in the accompanying statement of operations for the three and six months ended November 30, 1997, and the consolidated net asset value of the Clinical Trials Division has been shown as a separate item in the accompanying balance sheet as of November 30, 1997. Certain amounts in prior periods financial statements have been reclassified to conform with the current presentation. The following tables present the breakdown of the results of operations of each division, for the purpose of discussing the results of operations.

Diagnostic Laboratory Division
                                    Three months ended          Six months ended
                                    November 30, 1997          November 30, 1997
                                   -----------------           -----------------

REVENUE                                  $18,074                      $31,894

Operating expenses:
  Salaries and related charges             6,545                       12,367
  Supplies                                 2,935                        5,228
  Other operating expenses                 5,408                        9,062
  Depreciation and amortization
   of tangible assets                        540                        1,168
  Amortization of intangible assets          609                        1,062
                                        ---------                    ---------
OPERATING INCOME                           2,037                        3,007

Interest, net                                  1                          (42)
Other, net                                   (22)                         128
                                        ---------                    ---------
Income before taxes and
  minority interests                       2,016                        3,093
Tax provision                               (606)                        (874)
                                        ---------                    ---------
Income from continuing operations
  before minority interests                1,410                        2,219
Minority interests in income of
  continuing operations                     (730)                      (1,083)
                                        ---------                    ---------
Income from continuing operations            680                        1,136
  Gain from subsidiaries subsequently
   sold, net of taxes and
   minority interests                      2,623                        2,323
  Loss from subsidiaries subsequently
   distributed, net of taxes and
   minority interests                     (1,379)                      (2,499)
                                        ---------                    ---------
NET INCOME                                $1,924                       $  960
                                        =========                    =========
Weighted average common
  shares outstanding                    7,581,870                   7,754,936
Earnings per share of common stock
  Net income from continuing operations    $0.09                        $0.15
  Gain on disposition of
   discontinued operations                 $0.16                       ($0.03)
  Net income                               $0.25                        $0.12

Clinical Trials Division
                                    Three months ended          Six months ended
                                     November 30, 1997         November 30, 1997
                                    -----------------          -----------------

REVENUE                                  $2,837                       $5,652

Operating expenses:
  Salaries and related charges            2,275                        4,307
  Supplies                                  298                          545
  Other operating expenses                2,266                        5,115
  Depreciation and amortization of
   tangible assets                          124                          243
  Amortization of intangible assets         182                          361
                                       ---------                     --------
OPERATING LOSS                           (2,308)                      (4,919)

Interest, net                               (83)                        (182)
Other, net                                 (259)                           8
                                       ---------                     --------
Loss before taxes and
   minority interests                    (2,650)                      (5,093)
Tax benefit                                 782                        1,579
                                       ---------                     --------
Loss before minority interests           (1,868)                      (3,514)
Minority interests in loss                  489                        1,015
                                       ---------                     --------
NET LOSS                                ($1,379)                     ($2,499)
                                       =========                     ========
Weighted average common
   shares outstanding                 7,581,870                     7,754,936
Loss per share of common stock           ($0.18)                      ($0.32)

                                         Three months ended November 30, 1996
                                       -----------------------------------------

                                       Diagnostic        Clinical
                                       Laboratory         Trials          As
                                        Division          Division      reported
                                       ---------         --------       --------
REVENUE                                 $25,169           $1,602        $26,771

Operating expenses:
     Salaries and related charges         9,590              835         10,425
     Supplies                             4,436               59          4,495
     Other operating expenses             5,968            1,785          7,753
     Depreciation and amortization
      of tangible assets                  1,366               38          1,404
     Amortization of intangible
      assets                                576               12            588
                                     -----------         --------       --------
OPERATING INCOME (LOSS)                   3,233           (1,127)         2,106

Interest, net                              (860)             (46)          (906)
Equity in loss of affiliates                  -              (39)           (39)
Other, net                                  758               (2)           756
                                     -----------         --------       --------
Income (loss) before taxes and
     minority interests                   3,131           (1,214)         1,917
Tax provision                            (1,181)             322           (859)
                                     -----------         --------       --------
Income (loss) before minority
     interests                            1,950             (892)         1,058
Minority interests in income               (411)               -           (411)
                                     -----------         --------       --------
NET INCOME (LOSS)                        $1,539            ($892)          $647
                                     ===========         ========       ========
Weighted average common
     shares outstanding               6,455,502        6,455,502      6,455,502

Earnings (loss) per share of
     common stock                         $0.24           ($0.14)         $0.10

                                               Six months ended November, 1996
                                      -----------------------------------------

                                       Diagnostic         Clinical
                                       Laboratory          Trials         As
                                        Division          Division     reported
                                       --------          ---------      --------


REVENUE                                $46,796            $2,819        $49,615

Operating expenses:
     Salaries and related charges       19,304             1,412         20,716
     Supplies                            8,225               104          8,329
     Other operating expenses           10,946             3,287         14,233
     Depreciation and amortization
      of tangible assets                 2,622                78          2,700
     Amortization of intangible
      assets                             1,146                23          1,169
                                      ---------          --------       --------
OPERATING INCOME (LOSS)                  4,553            (2,085)         2,468

Interest, net                           (1,798)              (71)        (1,869)
Equity in loss of affiliates                 -               (73)           (73)
Other, net                                 200                (2)           198
                                      ---------          --------       --------
Income (loss) before taxes and
  minority interests                     2,955            (2,231)           724
Tax provision                           (1,663)              639         (1,024)
                                      ---------          --------       --------
Income (loss) before minority
  interests                              1,292            (1,592)          (300)
Minority interests in income              (548)                -           (548)
                                      ---------          --------       --------
NET INCOME (LOSS)                         $744           ($1,592)         ($848)
                                        ======           ========       ========
Weighted average common
  shares outstanding                 6,358,963         6,358,963       6,358,963

Earnings (loss) per share of
  common stock                           $0.12            ($0.25)        $(0.13)




Three and six month periods ended November 30, 1997 compared with the three and six month periods ended November 30, 1996

         Consolidated revenue was $18.1 million and $31.9 million for the three and six months ended November 30, 1997, respectively representing a decrease of $8.7 million and $17.7 million from the comparable prior year periods. Substantially all of the decrease is due to (a) the sale of the UK operations of the Diagnostic Laboratory Division and (b) the spin-off of the Clinical Trials Division. Revenue generated by the Swiss operations for the six months, as expressed in local currency, decreased by 1.0% as a result of a small reduction in specimen volume of 0.8% and a decrease attributable to test mix of 0.2%. Spanish operations increased revenues to $3.2 million, representing a 34% increase in local currency.

         Operating income for the three and six months ended November 30, 1997 was $2.0 million and $3.0 million respectively, versus $2.1 million and $2.5 million in the comparable prior year periods. The operating income generated by the Diagnostic Laboratory Division decreased by $1.2 million and $1.5 million versus the comparable prior year periods. The major contributing operating factors providing such variance in operating income of the Diagnostic Laboratory Division principally were due to increased administrative operating costs, particularly in relation to the development of new operations in emerging markets, increased costs associated with the going public of the Swiss subsidiary, and increased costs associated with the development and improvements of data processing systems. Italian operations have continued to maintain a small positive contribution to operating income.

         Interest expense, net, decreased $0.9 million and $1.8 million during the three and six months ended November 30, 1997, as compared to the prior year periods, primarily due to lower average borrowing levels and to the sale of the UK operations.

         Other income of $0.1 million were recorded for the six months ended November 30, 1997, resulting from foreign currency transactions, and changes in foreign currency positions as compared to net income of $0.1 million in the prior year comparable period.

         Provision for income taxes in the six months ended November 30, 1997, was $0.9 million, as compared to $1.0 million in the prior year comparable period.

         Minority interests in income of continuing operations in the six months ended November 30, 1997, were $1.1 million as compared to $0.5 million in the prior year comparable period. The changes resulted primarily from an increased percentage of minority interests in net income as a result of the Swiss subsidiary's initial public offering in April 1997, and from the sale of the UK operations.

         In connection with the sale of its UK operations, the Company recorded a net gain of $2.3 million in the six months, including the net loss after tax and minority interests of such operations, net of the currency translation gain, net of minority interests, accounted for upon disposal.

         In connection with the spin-off of its Clinical Trials Division, the Company recorded a net loss after tax and minority interests of $2.5 million, corresponding to period losses of such operations. While they are no longer part of the Company's consolidated revenues, revenues of $2.8 million and $5.7 million for the three and six months ended November 30, 1997, respectively, representing an increase of $1.2 million and $2.9 million respectively from the comparable prior year periods, were recorded by the Clinical Trials Division due to the development of a new client base and to the January 1997 reorganization of UCTI whereby NDA became fully consolidated within this division, which was not the case in the comparable prior year period. The variance in operating results of the Clinical Trials Division (an operating loss of $2.3 million and $4.9 million for the three and six months ended November 30, 1997 as compared to a loss of $1.1 million and $2.1 million in the comparable prior year periods) reflects the January 1997 reorganization of UCTI whereby NDA became fully consolidated within the division, and fixed expenses not matched with income to be recorded in the future from a backlog of contracts, due to lead-time of up to six months from the signing of a contract to the actual start of a study. The Clinical Trials Division recorded a tax benefit of $1.6 million in the six months, which management believes it is more likely than not it will be recovered through future income of such Division in view of the already existing backlog of contracts. The Clinical Trials Division also recorded a $1.0 million credit to minority interests during the six months due to period losses of the division attributable to minority shareholders. Such amount compares to nil in the comparable prior year period due to the January 1997 reorganization of UCTI.

Liquidity and Capital Resources

         Net cash used by operating activities for the six months ended November 30, 1997 amounted to $0.5 million, a change of $4.2 million from the prior year primarily due to period losses of the Clinical Trials Division and lower operating results of the Diagnostic Laboratory Division.

         Net cash used by financing activities for the six months ended November 30, 1997 was $5.4 million, primarily due to a dividend paid by ULSA to all its shareholders, and to cash used to purchase the Company's treasury stock. In the prior year period, net cash of $3.8 million had been provided by financing activities, primarily due to the issuance of share capital occurred in the prior period, offset by repayment of long-term debt.

         Net cash provided by investing activities for the period ended November 30, 1997 was $0.5 million, comparing to $7.4 million used in the prior year period. The change is primarily due to lower capital expenditures and net reimbursement of advances to affiliates.

         As of January 21, 1998, the Company's bank facilities provide for a total of approximately $52.6 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of January 21, 1998, the Company had approximately $32 million of availability under the aggregate credit facilities, part of which were to be used subsequently for acquisitions.

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

         With respect to the Clinical Trials Division, the Company has announced its decision to spin it off to its shareholders. Approximately $2.0 million of additional loans were made subsequent to November 30, 1997, prior to the spin-off, however the Company will not make any further advances to the Clinical Trials Division. While the Clinical Trials Division management believes that the existing cash balances of the Clinical Trials Division will be sufficient to meet capital requirements for the foreseeable future including anticipated operating expenses, any other possible future cash needs will have to be covered through the Clinical Trials Division's shareholders or through other financing arrangements.

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

         (b) Inability to successfully develop Clinical Trials operations.

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

         See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1997 Annual Report on Form 10-K.


Item 5. Other items

         On January 29, 1998, the Company announced an agreement to sell its Diagnostic Laboratory Division operations in the United Kingdom. On the same date, the Company also announced the expansion of Swiss operations with an acquisition of Laboratoire Medical Pierre-Alain Gras SA, and the merger of its Geneva operations with those of Institut Bio-Analytique Medical SA. Finally, in regard to the previously announced spin-off of the Clinical Trials Division, the Company announced that the record date is February 9, 1998 and the distribution date is February 27, 1998. See Financial Statements, Note 9, Subsequent Events and Exhibit 20, Press Release which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

             20 Press Release

             27 Financial Data Schedule

         (b) Reports on Form 8-K.

             None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             UniHolding Corporation


                             By: /s/BRUNO ADAM
                                 ------------------------
                                 Bruno Adam, CFO




Date:    January 30, 1998