Form 10-Q
period 1998-02-28
UNIHOLDING CORP
filed 1998-04-20
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       February 28, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of April 15, 1998, there were 7,165,249 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                Form 10-Q for the Quarterly Period Ended February
                              28, 1998


                                      INDEX

                                                                          Page

Part I  - FINANCIAL INFORMATION:

 Item 1.  Financial Statements                                                 3

          Consolidated Balance Sheets - February 28, 1998
          (unaudited) and May 31, 1997                                         4

          Unaudited Consolidated Statements of Operations - Three and nine
           month periods ended February 28, 1998, and February 28, 1997        6

          Unaudited Consolidated Statements of Cash Flows - Nine month
           periods ended February 28, 1998, and February 28, 1997              7

          Notes to Unaudited Consolidated Financial Statements                 9

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      14


Part II - OTHER INFORMATION:

  Item 1. Legal Proceedings                                                   __

   Item 6. Exhibits                                                           __

          Signatures                                                          __

                         PART I - FINANCIAL INFORMATION


    Item 1.      Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

   ASSETS                                 February 28, 1998         May 31, 1997
                                              -----------            -----------
                                                          (Unaudited)
   CURRENT ASSETS:
   Cash and cash equivalents                     $8,918                  $8,201
   Accounts receivable, net of
    allowance for doubtful accounts              19,424                  21,133
   Due from related companies                     3,173                   3,573
   Inventories                                    1,724                   2,272
   Prepaid expenses                               2,570                   2,046
   Other current assets                             441                     770
                                             -----------             -----------
        Total current assets                     36,250                  37,995
                                             -----------             -----------
   NON-CURRENT ASSETS:
   Long-term notes receivable                       818                     818
   Deferred tax assets                              381                   5,293
   Intangible assets, net                        44,101                  30,019
   Property, plant and equipment, net             8,360                  28,610
   Investment in equity affiliates                  482                   1,480
   Investment in subsidiary sold                 13,182                       0
   Investment in subsidiary distributed          13,660                       0
   Other assets, net                                149                   1,088
                                             -----------             -----------
        Total non-current assets                 81,133                  67,308
                                             -----------             -----------
                                               $117,383                $105,303
                                             ===========             ===========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

  LIABILITIES AND STOCKHOLDERS' EQUITY         February 28, 1998    May 31, 1997
                                               -----------------     -----------
                                                            (Unaudited)
   CURRENT LIABILITIES:
   Bank overdrafts                                    $1,258             $5,889
   Lease payable                                         766              1,733
   Payable to related parties                             42                150
   Trade payables                                      6,803              9,501
   Accrued liabilities                                 3,561              4,458
   Long-term debt                                      6,328              4,741
   Taxes payable                                       4,393              4,707
                                                  -----------        -----------
     Total current liabilities                        23,151             31,179
                                                  -----------        -----------
   NON-CURRENT LIABILITIES:
   Lease payable                                         991              2,446
   Long-term debt                                     32,308             12,109
   Taxes payable                                         104                155
   Deferred taxes                                          0                725
                                                  -----------        -----------
     Total non-current liabilities                    33,403             15,435
                                                  -----------        -----------
     Total liabilities                                56,554             46,614
                                                  -----------        -----------
   MINORITY INTERESTS                                  8,835             10,344
                                                  -----------        -----------
   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value;
     Voting; authorized 18,000,000
      shares; issued 7,627,736 at
      February 28, 1998, and May 31, 1997                 76                 76
     Non-Voting; authorized 2,000,000 shares;
      issued and outstanding 298,384 at
      February 28, 1998, and May 31, 1997                  3                  3
   Additional paid-in capital                         49,832             49,832
   Cumulative translation adjustment                  (1,517)            (3,050)
   Retained earnings                                  11,753              5,559
                                                   -----------       -----------
                                                      60,147             52,420
   Less - cost of 752,871 and 293,150 shares of
    Common Stock held in treasury at
     February 28, 1998, and May 31, 1997,
     respectively                                     (8,153)            (4,075)
                                                   -----------       -----------
     Total stockholders' equity                       51,994             48,345
                                                   -----------       -----------
                                                    $117,383           $105,303
                                                   ===========       ===========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                     Three Months ended              Nine Months ended
                                                                         February 28                    February 28
                                                                 1998               1997           1998             1997
                                                                -----              -----          -----            -----

   REVENUE                                                     $26,585           $24,108         $58,479          $73,723

   Operating expenses:
   Salaries and related charges                                 10,289             9,806          22,656           30,522
   Supplies                                                      4,006             4,479           9,234           12,808
   Other operating expenses                                      8,302             8,066          17,364           22,299
   Depreciation and amortization of tangible assets              1,041             7,641           2,209           10,341
   Amortization of intangible assets                               821            26,202           1,883           27,371
                                                             ---------        ----------       ---------       ----------
   OPERATING INCOME                                              2,126           (32,086)          5,133          (29,618)

   Interest, net                                                    13              (762)            (29)          (2,631)
   Equity in loss of affiliates                                      0              (225)              0             (298)
   Other, net                                                    4,430             8,342           4,558            8,540
                                                             ---------        ----------       ---------       ----------
   Income before taxes and minority interests                    6,569           (24,731)          9,662          (24,007)
   Tax provision                                                  (252)            2,534          (1,126)           1,510
                                                             ---------        ----------       ---------        ---------
   Income (loss) from continuing operations before
    minority interests                                           6,317           (22,197)          8,536          (22,497)

   Minority interests in income of continuing operations          (762)            2,982          (1,845)           2,434
                                                             ---------        ----------       ---------        ---------
   Income (loss) from continuing operations                      5,555           (19,215)          6,691          (20,063)
   Gain from subsidiaries disposed of, net of taxes and
    minority interests                                               0                 0           2,323                0
   Loss from subsidiaries subsequently distributed, net
    of taxes and minority interests                               (321)                0          (2,820)               0
                                                             ---------        ----------       ---------        ---------
   NET INCOME (LOSS)                                            $5,234          ($19,215)         $6,194         ($20,063)
                                                             =========        ==========       =========        =========
   Weighted average common shares outstanding                7,184,136         7,419,574       7,566,760        6,708,615
   Earnings (loss) per share of common stock
     Income (loss) from continuing operations                    $0.77            ($2.59)          $0.88           ($2.99)
     Gain (loss) on disposition of discontinued operations      ($0.04)               --          ($0.06)              --
     Net income (loss)                                           $0.73            ($2.59)          $0.82           ($2.99)

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Nine Months ended
                                                      February 28    February 28
                                                            1998         1997
                                                            ----         ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $6,194      ($20,063)
 Adjustments to reconcile net income to net cash
    provided by operations:
   Equity in loss of affiliates                                 0           298
   Minority interests in income                             1,845        (2,434)
   Deferred taxes                                            (302)       (5,301)
   Depreciation and amortization of tangible assets         2,209        10,341
   Amortization of intangible assets                        1,883        27,371
   Other non-cash income (expenses)                           119        (6,964)
   Net changes in assets and liabilities,
    net of acquisitions and disposals:
     Accounts receivable                                     (884)       (1,417)
     Inventories                                              (96)          (84)
     Prepaid expenses                                      (1,224)         (181)
     Other current assets                                   2,134        (2,171)
     Trade payables                                           (87)          640
     Accrued liabilities                                     (958)          379
     Taxes payable                                           (248)        2,341
                                                          ---------   ----------
 Net cash provided by (used in) operating activities       10,585         2,755
                                                          ---------  -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash proceeds from issuance of share capital                 (73)        5,000
 Repayment of long-term debt                               (1,277)       (4,652)
 Cash proceeds from long-term debt                         27,958         7,376
 Proceeds (reimbursement) from (of) bank overdrafts          (335)         (426)
 Dividend paid                                             (3,664)         (216)
 Repayment of lease debt                                     (404)         (308)
 Payment for purchase of treasury stock                    (4,795)         (249)
                                                          ---------   ----------
 Net cash provided by (used in) financing activities       17,410         6,525
                                                          ---------   ----------
                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                            Nine Months ended
                                                       February 28   February 28
                                                           1998          1997
                                                           ----          ----

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property and equipment        ($1,327)      ($3,949)
   Loans and advances (to) from affiliates and
     related companies, net                                (5,356)       (9,393)
   Payment for purchase of interest in subsidiaries       (21,577)       (5,049)
   Payment for purchase of intangible assets                 (788)         (125)
   Proceeds from sale of assets                             1,984        13,401
                                                          ---------    ---------
   Net cash provided by (used in) investing activities    (27,064)       (5,115)
                                                          ---------    ---------

   Effect of exchange rate changes on cash                   (214)         (574)

   Net increase (decrease) in cash and cash equivalents       717         3,591
   Cash and cash equivalents, beginning of period           8,201         1,587
                                                          ---------    ---------

   Cash and cash equivalents, end of period                    18        $5,178
                                                          =========    =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Monetary amounts in thousands, except per share data)

1.       Basis of Presentation

     The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates is accounted for on the equity method. During the period ended February 28, 1997, the investment in the Company's equity affiliate MISE S.A. (which was exchanged for preferred stock of Medical Diagnostic Management, Inc., as of May 31, 1997) was accounted for on the equity method. The investment in the Company's equity affiliate NDA Clinical Trials Services Inc. was accounted for on the equity method until January 31, 1997, the date of the reorganization of the Company's Clinical Trials Division, after which date its financial statements have been fully consolidated, except as discussed below. In connection with the subsequent disposal of two subsidiaries discussed in Note 9, the gain or loss of the respective subsidiaries has been shown separately in the accompanying statement of operations for the three and nine months ended February 28, 1998, and the net asset value resulting from each transaction has been shown as a separate item in the accompanying balance sheet as of February 28, 1998. Certain amounts in prior periods financial statements have been reclassified to conform with the current presentation.

     In January 1998, the Company's subsidiary Unilabs SA ("ULSA") announced and closed an agreement relating to the sale of its wholly-owned subsidiary Unilabs Group (UK) Limited to FHP Holdings Limited, a Bahamas corporation, and Focused Healthcare Partners (No.1) Limited, a Jersey, Channel Islands corporation, a group of investors led by Mr. Andrew Baker, a British businessman. Mr. Baker is the former Chairman and Chief Executive Officer of Unilab Corporation, a Delaware corporation, and currently is a Director of Medical Diagnostic Management, Inc., a U.S. corporation of which the Company holds redeemable preferred stock convertible into common stock under certain terms and circumstances. The sale consideration was agreed upon at SFr19,350 (approximately $13,200), payable for SFr1,950 (approximately $1,320) in cash, and SFr17,400 (approximately $11,880) against issuance of non-voting preferred stock of Focused Healthcare Partners (No.1) Limited, redeemable within three years, carrying certain dividend and liquidation preferences. While the Company will have the ability to veto certain specific actions of the new controlling shareholders through two non-executive directors which it will nominate on the board of Focused Healthcare Partners (No.1) Limited, the Company will not retain any control over Unilabs Group (UK) Limited, of which Mr. Baker will be Chairman and Managing Director.

     In January 1998, ULSA also announced and closed an agreement for the acquisition of a Geneva-based laboratory and the merger of another Geneva-based laboratory into ULSA's own Geneva operations.

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

5.       Supplemental Disclosure of Cash Flow Information

                                                     Nine months ended
                                             February 28,        February 28,
                                                1998                 l997
         Cash paid during the period for
              Interest                         $ 907              $ 1,543
              Income taxes                     1,593                1,489

     During the period ended February 28, 1997, in connection with its acquisition of 300 shares of the share capital of ULSA, the Company incurred a future obligation of $1,100, which was fully paid subsequently.

     During the period ended February 28, 1998, capital lease obligations of $712 were incurred when the Company entered into leases for new capital equipment.

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

8.       Segment Information

     In view of the fact that its former subsidiary MISE had no activity until the restructuring of this investment, when the shares of MISE were sold and shares of preferred stock of MDM were acquired, the Company does not maintain a healthcare management services division and no longer considers healthcare management services to be an industry segment. Accordingly, the Company currently considers that it had two business segments in fiscal years 1997 and 1998 : its core clinical laboratory business (the Diagnostic Laboratory Division), and the clinical trials testing business (the Clinical Trials Division). However, as discussed in Note 9, the Company spun off the Clinical Trials Division to the Company's shareholders.

     Following are the key financial data of the respective businesses for purposes of segment information. Such information does not include segment data relating to the Company's investment in unconsolidated affiliates.

                                                     Nine Months Ended
                                                       February 28,
                                                  1998                1997
                                                  ----                ----

Revenues from unaffiliated customers:
       Diagnostic Laboratory Division           $ 58,479            $ 69,108
       Clinical Trials Division                    9,041               4,615

Operating Profit or Loss:
       Diagnostic Laboratory Division              5,133             (26,521)
       Clinical Trials Division                   (8,105)             (3,097)

Identifiable Assets:
       Diagnostic Laboratory Division            117,383              93,195
       Clinical Trials Division                        -              10,168

     Following are the key financial data of the Company for purposes of geographical information, net of amounts related to operations subsequently discontinued:

                                                      Nine Months Ended
                                                          February 28,
                                                   1998                1997
                                                   ----                ----

Revenues from unaffiliated customers:
       U.S.                                       $  -               $  -
       Non-U.S.                                   58,479              73,723

Operating Profit or Loss:
       U.S.                                          -                  -
       Non-U.S.                                    5,133             (29,618)

Identifiable Assets:
       U.S.                                          -                 1,900
       Non-U.S.                                  117,383             101,463

9.       Subsequent Events

     On August 8, 1997, UniHolding Corporation announced that it intends to merge into its wholly-owned subsidiary, Unilabs Group Limited, a British Virgin Islands corporation. The proposed merger is intended to streamline the corporate structure of the entire Group. The merger is subject to shareholder and regulatory approvals, but the principle of such merger has been unanimously approved by the Company's board of directors. The Company continues to examine the feasibility of such a merger.

     On January 15, 1998, the Company announced its decision to spin off its Clinical Trials Division to the Company's shareholders. The transaction was effected as of February 27, 1998, in the form of a distribution by UniHolding to its shareholders of all the common stock of Global Unilabs Clinical Trials Limited, a British Virgin Islands corporation ("GUCT"). UniHolding has retained $20 million, on an historical cost basis, of non-voting preferred stock in GUCT. GUCT, which was until then an indirect wholly-owned subsidiary of UniHolding, now holds all of the Company's former Clinical Trials Division. One share of common stock of GUCT was distributed to the shareholders of UniHolding, without any consideration, for each share of common stock of UniHolding held on February 9, 1998. GUCT will restrict the transfer of shares of GUCT common stock until a Registration Statement under the Securities Exchange Act of 1934 has been filed and declared effective.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Results of Operations


     The Company's results of operations for the period ended February 28, 1998, include the operations of the Company's core business (the "Diagnostic Laboratory Division") and of the Company's activities in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division"). However, as a result of the Company's decision to spin off the Clinical Trials Division to the Company's shareholders, which was completed on February 27, 1998, the loss of the respective subsidiaries has been shown separately in the accompanying statement of operations for the three and nine months ended February 28, 1998, and the consolidated net asset value of the Clinical Trials Division has been shown as a separate item in the accompanying balance sheet as of February 28, 1998. Certain amounts in prior periods financial statements have been reclassified to conform with the current presentation. The following tables present the breakdown of the results of operations of each division, for the purpose of discussing the results of operations.

   Diagnostic Laboratory Division
                                          Three months ended   Nine months ended
                                            February 28,1998   February 28, 1998
                                           -----------------   -----------------

REVENUE                                             $26,585             $58,479

Operating expenses:
   Salaries and related charges                      10,289              22,656
   Supplies                                           4,006               9,234
   Other operating expenses                           8,302              17,364
   Depreciation and amortization of
    tangible assets                                   1,041               2,209
   Amortization of intangible assets                    821               1,883
                                                  ---------            ---------
OPERATING INCOME                                      2,126               5,133

Interest, net                                            13                 (29)
Other, net                                            4,430               4,558
                                                  ---------            ---------
Income before taxes and minority interests            6,569               9,662
Tax provision                                          (252)             (1,126)
                                                  ---------            ---------
Income from continuing operations before
 minority interests                                    6,317               8,536
Minority interests in income of continuing
 operations                                            (762)             (1,845)
                                                  ---------            ---------
Income from continuing operations                     5,555               6,691
 Gain from subsidiaries subsequently sold,
   net of taxes and minority interests                    -               2,323
 Loss from subsidiaries subsequently distributed,
   net of taxes and minority interes                  (321)             (2,820)
                                                  ---------            ---------
NET INCOME                                           $5,234              $6,194
                                                  =========            =========
Weighted average common shares outstanding        7,184,136            7,566,760
Earnings per share of common stock
  Net income from continuing operations              $0.77                $0.88
  Gain (loss) on disposition of discontinued
    operations                                      ($0.04)              ($0.06)
  Net income                                         $0.73                $0.82



   Clinical Trials Division
                                          Three months ended   Nine months ended
                                           February 28, 1998   February 28, 1998
                                           -----------------   -----------------

REVENUE                                            $3,389          $9,041

Operating expenses:
   Salaries and related charges                     2,587           6,894
   Supplies                                           549           1,094
   Other operating expenses                         3,036           8,151
   Depreciation and amortization of tangible
    assets                                            222             465
   Amortization of intangible assets                  181             542
                                                 ---------       ---------
OPERATING LOSS                                     (3,186)         (8,105)

Interest, net                                        (108)           (290)
Other, net                                          1,435           1,443
                                                 ---------       ---------
Loss before taxes and minority interests           (1,859)         (6,952)
Tax benefit                                           926           2,505
                                                 ---------       ---------
Loss before minority interests                       (933)         (4,447)
Minority interests in loss                            612           1,627
                                                 ---------       ---------
NET LOSS                                            ($321)        ($2,820)
                                                 =========       =========
Weighted average common shares outstanding      7,184,136       7,566,760
Loss per share of common stock                     ($0.04)         ($0.37)




                                                                      Three months ended February 28, 1997
                                                                   --------------------------------------------
                                                                     Diagnostic      Clinical
                                                                     Laboratory      Trials
                                                                      Division       Division      As reported
                                                                     ----------     ---------     -------------
REVENUE                                                                $22,271        $1,837         $24,108

Operating expenses:
   Salaries and related charges                                          9,289           517           9,806
   Supplies                                                              3,915           564           4,479
   Other operating expenses                                              6,345         1,721           8,066
   Depreciation and amortization of tangible assets                      1,201            40           1,241
   Adjustment of carrying value of building                              6,400                         6,400
   Amortization of intangible assets                                       973             7             980
   Adjustment of carrying value of goodwill in subsidiary               25,222                        25,222
                                                                      ---------      ---------     ---------
OPERATING INCOME (LOSS)                                                (31,074)       (1,012)        (32,086)

Interest, net                                                             (754)           (8)           (762)
Equity in loss of affiliates                                              (298)           73            (225)
Other, net                                                               8,338             4           8,342
                                                                      ---------      ---------     ---------
Income (loss) before taxes and minority interests                      (23,788)         (943)        (24,731)
Tax credit (provision)                                                   2,279           255           2,534
                                                                      ---------      ---------     ---------
Income (loss) before minority interests                                (21,509)         (688)        (22,197)
Minority interests in income (loss)                                      2,783           199           2,982
                                                                      ---------      ---------     ---------
NET INCOME (LOSS)                                                     ($18,726)        ($489)       ($19,215)
                                                                     =========       =========     =========
Weighted average common shares outstanding                           7,419,574     7,419,574       7,419,574
Earnings (loss) per share of common stock                               ($2.52)       ($0.07)         ($2.59)


                                                                          Nine months ended February 28, 1997
                                                                     --------------------------------------------
                                                                      Diagnostic      Clinical
                                                                      Laboratory      Trials
                                                                      Division        Division       As reported
                                                                      ----------      ---------      ------------
REVENUE                                                                $69,067        $4,656         $73,723

Operating expenses:
   Salaries and related charges                                         28,593         1,929          30,522
   Supplies                                                             12,140           668          12,808
   Other operating expenses                                             17,291         5,008          22,299
   Depreciation and amortization of tangible assets                      3,823           118           3,941
   Adjustment of carrying value of building                              6,400                         6,400
   Amortization of intangible assets                                     2,119            30           2,149
   Adjustment of carrying value of goodwill in subsidiary               25,222                        25,222
                                                                      ---------      ---------     ---------
OPERATING INCOME (LOSS)                                                (26,521)       (3,097)        (29,618)

Interest, net                                                           (2,552)          (79)         (2,631)
Equity in loss of affiliates                                              (298)                         (298)
Other, net                                                               8,538             2           8,540
                                                                      ---------      ---------     ---------
Income (loss) before taxes and minority interests                      (20,833)       (3,174)        (24,007)
Tax credit (provision)                                                     616           894           1,510
                                                                      ---------      ---------     ---------
Income (loss) before minority interests                                (20,217)       (2,280)        (22,497)
Minority interests in income (loss)                                      2,235           199           2,434
                                                                      ---------      ---------     ---------
NET INCOME (LOSS)                                                     ($17,982)      ($2,081)       ($20,063)
                                                                     =========       =========     =========
Weighted average common shares outstanding                           6,708,615     6,708,615       6,708,615
Earnings (loss) per share of common stock                               ($2.68)       ($0.31)         ($2.99)


Three and nine month periods ended February 28, 1998 compared with the three and nine month periods ended February 28, 1997

     Consolidated revenue was $26.6 million and $58.5 million for the three and nine months ended February 28, 1998, respectively representing respectively an increase of $2.5 million and a decrease of $15.2 million from the comparable prior year periods. As further discussed below, the increase for the three months ended February 28, 1998, was primarily due to organic growth and to an acquisition in Switzerland, which more than compensated the decrease due to(a) the sale of the UK operations of the Diagnostic Laboratory Division and (b) the spin-off of the Clinical Trials Division. For the nine months ended February 28, 1998, substantially all of the decrease is due to (a) the sale of the UK operations of the Diagnostic Laboratory Division and (b) the spin-off of the Clinical Trials Division. Revenue generated by the Swiss operations (excluding the revenuess from the newly-acquired opoerations) for the nine months, as expressed in local currency, increased by 0.3% as a result of an increase in specimen volume of 0.7% and a decrease attributable to price changes and test mix of 0.4%, all excluding the effect of newly-acquired operations which contributed to an increase in revenues of approximately 22%. Spanish operations increased revenues to $4.7 million, representing a 25% increase in local currency.

     Operating income for the three and nine months ended February 28, 1998 was $2.1 million and $5.1 million respectively, compared to an operating loss of $32.1 million and $29.6 million in the comparable prior year periods. The prior year losses were largely attributable to (a) a write-down of goodwill in one of the UK subsidiaries of $20.1 million, (b) a write-down in the carrying value of the UK property of $6.4 million, and (c) a charge of $3.7 million to adjust accumulated amortization of goodwill. Excluding the effect of such items, the operating income generated by the Diagnostic Laboratory Division increased by $3.0 million and $1.4 million versus the comparable prior year periods. The major contributing operating factors providing such variance in operating income of the Diagnostic Laboratory Division principally were due to increased administrative operating costs, particularly in relation to the development of new operations in emerging markets, increased costs associated with the going public of the Swiss subsidiary, and increased costs associated with the development and improvements of data processing systems, offset by an increase in operating income contributed by newly-acquired operations and by the sale of the UK operations.

     Interest expense, net, decreased $0.8 million and $2.6 million during the three and nine months ended February 28, 1998, as compared to the prior year periods, primarily due to lower average borrowing levels.

     Other income of $4.4 million were recorded during the three months ended February 28, 1998, resulting from foreign currency transactions and changes in foreign currency positions, and from gains on sale of part of the investment held by the Company in ULSA. This compared to an income of $8.3 million in the prior year comparable period due to approximately the same causes.

     Provision for income taxes in the nine months ended February 28, 1998, was $1.1 million, as compared to $1.5 million in the prior year comparable period.

     Minority interests in income of continuing operations in the nine months ended February 28, 1998, were $1.8 million as compared to a negative $2.4 million in the prior year comparable period. The current year's figure resulted primarily from an increased percentage of minority interests in net income as a result of the Swiss subsidiary's initial public offering in April 1997, and from the sale of the UK operations. The prior year figure resulted primarily from the attribution to minority interests of the write-downs and write-offs made during the three months ended February 28, 1997, as explained above.

     In connection with the sale of its UK operations, the Company recorded a net gain of $2.3 million in the nine months, including the net loss after tax and minority interests of such operations, net of the currency translation gain, net of minority interests, accounted for upon disposal.

     In connection with the spin-off of its Clinical Trials Division, the Company recorded a net loss after tax and minority interests of $2.8 million, corresponding to period losses of such operations. While they are no longer part of the Company's consolidated revenues, revenues of $3.4 million and $9.0 million for the three and nine months ended February 28, 1998, respectively, representing an increase of $1.6 million and $4.3 million respectively from the comparable prior year periods, were recorded by the Clinical Trials Division due to the development of a new client base and to the January 1997 reorganization of UCTI whereby NDA became fully consolidated within this division, which was not the case in the comparable prior year period. The variance in operating results of the Clinical Trials Division (an operating loss of $3.2 million and $8.1 million for the three and nine months ended February 28, 1998 as compared to a loss of $1.0 million and $3.1 million in the comparable prior year periods) reflects the January 1997 reorganization of UCTI whereby NDA became fully consolidated within the division, and fixed expenses not matched with income to be recorded in the future from a backlog of contracts, due to lead-time of up to six months from the signing of a contract to the actual start of a study. The Clinical Trials Division recorded a tax benefit of $2.5 million in the nine months, which management believes it is more likely than not it will be recovered through future income of such Division in view of the already existing backlog of contracts. The Clinical Trials Division also recorded a $1.6 million credit to minority interests during the nine months due to period losses of the division attributable to minority shareholders. Such amount compares to $0.2 million in the comparable prior year period due to the January 1997 reorganization of UCTI.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended February 28, 1998 amounted to $10.6 million, a change of $7.8 million from the prior year primarily due to improved operating results of the Diagnostic Laboratory Division.

     Net  cash  provided  by  financing  activities  for the nine  months  ended
February 28, 1998 was $17.4 million, primarily due to cash proceeds of new long-term debt arrangements, offset by a dividend paid by ULSA to all its shareholders, and by cash used to purchase the Company's treasury stock. In the prior year period, net cash of $6.5 million had been provided by financing activities, primarily due to the issuance of share capital occurred in the prior period, as well as long-term debt.

     Net cash used in investing activities for the nine months ended February 28, 1998 was $27.1 million, comparing to $5.1 million used in the prior year period. The change is primarily due to capital expenditures incurred in connection with the expansion of laboratory operations in Europe.

     As of April 17, 1998, the Company's bank facilities provide for a total of approximately $50 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of April 17, 1998, the Company had approximately $9 million of availability under the aggregate credit facilities, part of which were to be used subsequently for acquisitions.

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

     The Clinical Trials Division was spun off to the Company's shareholders as of February 27, 1998. Accordingly, the Company will not make any further investment or advances to the Clinical Trials Division.

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

     See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1997 Annual Report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits.

       27 Financial Data Schedule


       (b) Reports on Form 8-K.

           Form 8-K filed January 15, 1998 reporting on Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            UniHolding Corporation


                                            By:/s/BRUNO ADAM
                                               -----------------------------
                                               Bruno Adam, CFO




Date:     April 20, 1998