Form 10-K
period 1998-05-31
UNIHOLDING CORP
filed 1998-10-29
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended   May 31, 1998

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

                    Common Stock, $ 0.01 Par Value Per Share
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of October 15, 1998, 6,079,151 shares of Registrant's Common Stock, par value $0.01 per share, were outstanding. The aggregate market value of the Common Stock, based on the closing price on The Nasdaq Stock Market/Nasdaq Small Cap as of October 23, 1998, held by nonaffiliates of the Registrant was approximately $12 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
ITEM 1.  BUSINESS

1.1      General

     UniHolding Corporation (the "Company" or "UniHolding") is a Delaware corporation organized in 1987. The Company's principal business and operations are in European clinical laboratory testing services (the "Diagnostic Laboratory Division"), and, until the spin-off made in February 1998, in clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division").

     The Company is a medical services holding company and, through Unilabs Group Limited, a British Virgin Islands corporation ("UGL"), is the majority shareholder of Unilabs SA, a Switzerland corporation ("ULSA"), which supplies clinical testing services in several European countries. Until February 27, 1998, the Company also had a wholly owned subsidiary, Global Unilabs Clinical Trials Limited, a British Virgin Islands corporation ("GUCT"), which is the majority shareholder of UCT International, Inc., a Delaware corporation ("UCTI"). UCTI supplies clinical testing services dedicated to the pharmaceutical industry in the United States and in Europe. GUCT was spun off to the Company's shareholders on February 27, 1998, while the Company has retained ownership of $ 20 million in non-voting, non-convertible, redeemable preferred stock of GUCT in exchange for previously existing inter-company debt. As a result of the GUCT spin-off, the Company presently does not have any significant operation in the U.S.

     On August 8, 1997, the Company announced its intention to merge UniHolding into its wholly-owned subsidiary, UGL, with a view toward streamlining the corporate structure. The proposed merger was and is subject to shareholder and regulatory approvals. In the fourth quarter of fiscal 1998, a major shareholder, Unilabs Holdings SA, a Panama corporation ("Holdings") reported the contribution to UGL of approximately 3.1 million shares of UniHolding common stock in exchange for the same number of shares of UGL common stock. However, this was rescinded. Accordingly, at present UGL remains a wholly-owned subsidiary of UniHolding. The Company is now continuing to examine the feasibility of the proposed merger with UGL.

     Since its inception in 1987, the Company's Swiss operations have grown into the largest clinical laboratory group in Switzerland, with a network of laboratories which provide a full spectrum of clinical laboratory tests that are used in the diagnosis, monitoring and treatment of diseases and illnesses. The Company also owns majority interests in Italian and Spanish clinical laboratory operations. Until its disposition during fiscal 1998, the Company also provided laboratory testing services in the United Kingdom through Unilabs Group (UK) Limited ("UGUK").

     In October 1996, the Company entered into a joint venture agreement with the state affiliated company Medincenter of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company has invested $0.2 million in cash, and owns 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which has established a diagnostic laboratory in Moscow to provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The Company also provides the venture on an on-going basis with certain scientific and system consulting services and management supervision. The new Unimed laboratory started operations on December 1, 1997.

     In January 1997, the Company acquired, through a subsidiary, together with a minority investor, a 70% stake of a laboratory company in Istanbul (Turkey). Upon the acquisition of the 70% stake, which closed on May 29, 1997, the Company had a controlling interest of 43% in the Turkish company, for an investment of approximately $0.6 million.

     On May 28, 1997, ULSA acquired the remaining shares of Pathologie-Labor Brunnhof AG ("PLB") for $2.5 million. The Bern based laboratory specializing in cytology and histopathology was already majority owned by ULSA.

     The Company had announced on February 27, 1996 that it was considering several alternative proposals to maximize shareholder values, including the selling of a minority or majority stake in some of its operations, and the floating of one or more of its subsidiaries on a major European exchange. As part of this plan, the Company made an initial public offering on the Swiss Exchange of ULSA's newly-issued and existing shares, which closed on April 24, 1997. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997. As of May 31, 1998, the Company owned approximately 54% of ULSA. In connection with the ULSA initial public offering, the Company has agreed to significant restrictions regarding the possible sale or listing of its investment in ULSA until April 25, 2002.

     On January 29, 1998, the Company signed an agreement ("the UGUK Agreement") relating to the sale of its subsidiary UGUK to FHP Holdings Limited, a Bahamas corporation, and Focused Healthcare (Jersey) Limited, a Jersey, Channel Islands corporation ("FHL"), a group of investors led by a British businessman, Mr. Andrew Baker. Mr. Baker is the former Chairman and Chief Executive Officer of Unilab Corporation, a Delaware corporation, and currently is a Director of Medical Diagnostic Management, Inc., a U.S. corporation of which the Company holds redeemable preferred stock convertible into common stock under certain terms and circumstances. The sale consideration was agreed upon at SFr.19.4 million (approximately $13.2 million), payable as SFr.1.9 million (approximately $1.3 million) in cash, and SFr.17.5 million (approximately $11.9 million) against issuance of non-voting preferred stock of FHL, redeemable within three years, carrying certain dividend and liquidation preferences.The Company has the ability, through two non-executive directors whom it nominates on the board of FHL, to veto certain actions of the new controlling shareholders if such actions would have the effect of jeopardizing realization of the Company's investment in FHL preferred stock (such as a merger, sale or liquidation). The Company has not retained any management control over UGUK, of which Mr. Baker is Chairman and Managing Director. The transfer of the UGUK shares and other consequences of the closing of the UGUK Agreement had to be delayed until May 1998 because of unexpected difficulties in completing the necessary documentation and local filings. However, the Company effectively transferred control of UGUK to FHL as of June 1, 1997, and therefore ceased consolidating UGUK as of that date.

     During the year ended May 31, 1998, through the exercise of previously-acquired pre-emptive rights, ULSA acquired from a third party 100% of the equity of Institut Bio-Analytique Medical SA, a Geneva company, and related companies at an aggregate cost of $21.8 million . Also during the same period, through the exercise of a previously-acquired option, ULSA acquired from a third party 100% of the equity of Laboratoire Medical Pierre-Alain Gras SA, a Geneva company, at a cost of $3.5 million.

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

     The European clinical testing industry differs from the United States industry as it is characterized by fragmentation and substantial cultural, social, ethical and regulatory differences from country to country. Overall, the European clinical testing volume is estimated to be at least $20 billion annually. There are at least 12,000 active, independent clinical laboratory companies in Europe. The Company presently operates its laboratory interests in Switzerland, Italy, Spain, Russia and Turkey.

     The Swiss market is an approximately $1.2 billion a year industry, for a population of approximately 7 million people. Currently, the Company estimates that physician-owned laboratories represent approximately 50% of the Swiss clinical testing market, with hospitals (private and public) representing 30%, while private clinical laboratories, including the Company and its subsidiaries (i.e., ULSA), represent the remaining 20% of the market.

     The Company estimates that the Italian market for clinical testing services is approximately $3.2 billion. In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. There are presently approximately 2,000 private laboratories in Italy. The Italian health care sector is undergoing radical changes, including revisions of Social Security reimbursement practices. The Company has entered the Italian market based on the growth potential in the market for private laboratories, and on the potential for managing public hospitals' laboratories.

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

     In Russia, the Company presently does not intend to pursue opportunities that may be offered by the general market. It presently caters only to a niche market comprising a particular segment of patients who can afford to pay for services that they would not receive in laboratories of public hospitals. There presently is no reliable data available as to the size of such market segment.

     In Turkey, the market comprises a large number of private laboratories, the majority of which focus on a limited range of routine analysis. The private sector is expanding rapidly and investment in this sector is strongly supported by the government. There are a number of initiatives to improve the general quality of testing which will lead to concentrations in the sector.

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

1.3      Current Operations

     Prior to completing the spin-off of the Clinical Trials Division of the Company on February 27, 1998, the Company had two business segments: its core clinical laboratory business (the Diagnostic Laboratory Division), and the clinical trials testing business (the Clinical Trials Division). However, as discussed elsewhere, the Company spun off the Clinical Trials Division to the Company's shareholders as of February 27, 1998.

     As European clinical laboratories are perceived as proximity services, a successful service requires personal interaction and on-site facilities capable of quality testing. However, these laboratories need to be supervised, networked and centrally supported to fulfill their role and survive economically in the changing marketplace.

     On a local level, laboratory operations must be appropriately located in the cities near hospitals, patients and physicians. Whereas, on a national level, the operations must be complemented with access to specialized entities which can produce high-level resources, whether human, scientific or technical to enhance the service and productivity of each of the operations.

     The Company operates in Switzerland, Italy, Spain, Russia and Turkey, within a competitive environment. The Company believes it is the largest independent clinical laboratory group in Switzerland and plans to capitalize on its experience, knowledge, and solid growth to maintain its market leadership. The Company's laboratory operations offer a wide range of tests and deliver quality services typically within 24 hours through the use of highly advanced testing equipment, thorough procedures and its advanced proprietary data processing systems. The Company centralizes the development and maintenance of such data processing systems and the scientific control and monitoring in each country to enhance its overall services and profitability. The Company also allows each laboratory to have a local commercial autonomy, while in the aggregate the laboratories are supervised, coordinated and centrally supported in order to provide for greater administrative and management efficiencies.

     The Company expects to further develop its market leadership and achieve further growth in the private health care sector through volume increases, market share gain and improvement in its test mix, while also continuing to optimize its operations to achieve maximum efficiencies. Increasing pressure for cost containment and improved quality of health care are leading to consolidation in the highly fragmented European markets where clinical testing is performed by private laboratories. Similar pressures are leading health care providers in both the public and private sector to contract with private laboratories in order to achieve lower costs, greater efficiency and better quality care. The Company's size, economies of scale and experience in acquiring and integrating new operations furnishes it with a clear competitive advantage. The Company believes that its experience in operating a network of laboratories of varying sizes in diverse geographic regions, its automated testing equipment and its sophisticated data processing (relating to both medical tests and financial data) and communication systems make it a credible partner for large-scale health care providers. The Company is already leading the industry in this growth area, having signed several contracts with large public and private hospitals to manage and operate the hospitals' laboratory and provide other necessary clinical testing through its own laboratories. During fiscal 1998, the Company began operating an agreement with a group of hospitals of the Zurich area where it created a central laboratory and emergency laboratories. The Company intends to pursue other such contracts with large health care providers in various countries.

     The Italian and Spanish markets offer similar opportunities for growth due to changes in governmental policies and funding which will be monitored and pursued to increase the customer bases in those countries if such opportunities meet the Company's criteria.

     In  a  rapidly  evolving   industry  that  is  subject  to   concentration,
technological innovation and political changes, the Company believes it is uniquely positioned to take advantage of the opportunities for expansion and acquisitions that are being created in the European clinical laboratory industry.

Services

     Through its network of laboratories, the Company offers a comprehensive range of clinical tests to its clients, performing routine tests (tests which its laboratories perform every day, irrespective of the discipline or complexity of the test), as well as non-routine and specialized tests, for physicians, hospitals, clinics, other health care providers and employers. The laboratories make extensive use of automated testing equipment and data processing systems.

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

     Most of the Company's laboratories process specimens on a continuous flow basis, which means that specimens arrive from clients or from collection stations throughout the day and are processed as soon as possible, most within 24 hours. All test results are scanned by computer to identify results that are not within the standard ranges. Any such results are verified by a second testing. Final test results are further reviewed by a physician, to check for abnormalities. If, at any time in the course of the testing process, an imminently life-threatening result is found, the referring physician is contacted immediately. Results are delivered securely by mail or courier service or by telefax, telephone or electronic transmission as instructed by the client.

     The Company also offers specialized testing in histopathology and cytology in certain dedicated laboratories.

     In 1996, the Company entered into an agreement with a group of private and state-run hospitals located in the Zurich area. Pursuant to the agreement, the Company agreed to create a central laboratory and 3 emergency laboratories within those hospitals that are not located close to the central laboratory. Since June 1997, the central laboratory conducts all regular analyses for the group of hospitals, while the Company's existing Zurich laboratory specializes in handling all non-routine analyses for the group of hospitals. This is the first agreement of its kind in Switzerland. The central laboratory and the emergency laboratories are not owned by the Company, but are subject to an exclusive management contract, which has an initial duration of 7 years.

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

     The Swiss laboratories direct their marketing efforts to physicians, hospital laboratories and hospital administrators. No advertising may be made directly to patients. Their clients are primarily physicians, who, in fiscal years 1996, 1997 and 1998, accounted for more than 90% of its consolidated net revenues and the remaining portion of revenues were derived from hospitals, clinics, referrals from other laboratories and other clients. No single client represents more than 2% of ULSA's revenues. The Company's Swiss laboratories primarily provide services to clients whose patients are covered by the private health insurance sector.

     The Italian laboratories primarily serve those medical doctors consulting in the Turin region, as well as providing occupational medical testing to large industrial companies. No advertising may be made directly to patients. The laboratories have earned a first class reputation in the Turin area and cater primarily to those patients who can afford the quality services offered by a private diagnosis center and by a private laboratory as the patients know that, in most cases, they will receive limited reimbursement or no reimbursement from their insurance. This private market is estimated to represent a maximum of only 25% of the total market presently.

     The Company's Spanish subsidiary, United Laboratories Espana SA ("ULSP"), caters primarily to privately insured patients, capitalizing on the strong growth experienced in recent years by the private mutual health insurance sector, especially in the more developed urban areas such as Madrid and Barcelona. ULSP is approved by all the major health insurers in Spain, which have become its major clients. In addition, ULSP provides services to fully private patients and to hospitals and clinics, where in certain cases ULSP manages the on-site emergency laboratory. ULSP further undertakes certain clinical trials for pharmaceutical firms and occupational health testing for employee health check-up programs. No advertising may be made directly to patients; however, being on the approved list of health insurers is a strong marketing point for patients as this ensures that laboratory costs will be reimbursed.

     The Company's joint venture operation in Moscow, Unimed laboratories, caters primarily to private clients. Currently, its clients are diplomats and their families, representatives of foreign firms in Moscow as well as Russian private citizens. Many patients are covered by private or State insurance companies. Currently, a majority of Unimed's clients are being treated in Medincenter's polyclinic, the Company's joint venture partner in Moscow and all tests ordered by Medincenter's clinicians are solely to be performed by Unimed laboratories. The marketing is oriented towards expanding the client base to embassies and companies, as well as other private and public medical providers in Moscow.

     In Turkey, the Company provides a high quality service to private patients, some of them being covered by private insurance companies. The marketing is aimed at capturing a larger market share among young, well-educated doctors in Istanbul.

     The Company also provides test referral services to overseas clients, primarily in the Middle East, but also in countries such as Nigeria, Azerbaijan and Ireland. Clients are mostly public or private hospitals. The marketing is handled either directly or via a local agent who is responsible for the marketing, collection of samples and transportation to the Company's laboratories. Agents are remunerated on the basis of a fee percentage based on amounts effectively collected from the clients. The tests are performed by the Company's laboratories or by third-party laboratories, depending on the economics of the case, and the performing laboratories report results directly to clients.

Government and Industry Regulation

         The Swiss clinical testing industry is currently subject to limited government regulation. In Switzerland, prices are regulated by the Office Federal des Assurances Sociales ("OFAS"), which publishes detailed maximum price lists for all types of clinical testing that are applicable to private laboratories and on which such laboratories base their billing. As a result of price reductions imposed by OFAS since 1994, the Company's laboratories have experienced an overall average price reduction of less than 5% per year in fiscal 1996, 1997 and 1998, which, owing to the Company's clientele mix, compares favorably with the loss in revenue experienced by other Swiss private laboratories. Effective October 1, 1997, OFAS decided to further reduce by 10% the prices of the 50 most frequent tests. Given the Company's test mix and cost basis, as well as the prices already offered by the Company on most tests concerned, the impact of this price reduction was contained within insignificant limits. Further, the Company believes that such reduction may provide opportunities for growth at the expense of smaller or less efficient laboratories. Physician-owned laboratories, which represent approximately 50% of the Swiss clinical testing market, are permitted to invoice customers at prices based on cantonal guidelines, which now typically approximate 20% to 30% higher than the published OFAS prices. While such cantonal prices have not been affected by the OFAS price change, discussions are currently being held in a number of cantons between Medical Associations, health authorities and health care insurance federations to adjust cantonal price lists to the OFAS price list, although the timing of such adjustments, if any, are uncertain. In addition, the current OFAS price list requires all clinical testing laboratories to participate satisfactorily in specified quality control programs. Laboratories which fail to maintain adequate quality standards are subject to a 25% price reduction. In Switzerland, new clinical testing laboratories must be inspected to receive certification to perform testing. In addition, new laboratories must be authorized by the government of the canton in which the laboratory is located. Swiss regulations also require that all laboratory supervisors be Swiss citizens. Yet, there are currently no ongoing verification or inspection processes. In addition, Switzerland regulates the disposal of radioactive waste and has adopted a law with respect to infectious waste disposal. The Company believes its procedures are sufficient to protect its employees and to comply with Swiss law. The Company's management does not believe these regulations will have a material effect on its ability to operate its business. However, the Company cannot predict the potential effect of any future regulations that may be imposed on its operations.

         In Italy,  where  physicians are prohibited  from  performing  clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. Expected changes in laboratory regulations will likely allow private laboratories to cover a greater geographical area, since, for example, restrictions on the transportation of blood are being abolished. Both trends are expected to lead to a needed consolidation among Italy's almost 2,000 private laboratories. While the reforms have been long-awaited and necessary because of the growing inability of the public sector to serve patients in an acceptable manner at acceptable costs, the timing of these reforms has been delayed by political instability through the recent years. However, it now appears that the reform is beginning to take place, albeit slowly. The reforms should also increase the potential for private companies to manage laboratories of public hospitals, a segment the Company will be interested and well positioned to develop.

         In Spain, like Italy, physicians are prohibited from performing clinical laboratory tests so tests are performed by hospitals and private laboratories. The Spanish health care sector is also undergoing fundamental changes, such as the rapid growth of private health insurers and the need to revise the Social Security system. Pricing in the private laboratory sector is set freely by laboratories, except for private insurers, which issue their own price lists. In addition to exerting downwards pressure or containment on test prices, private insurers have raised quality requirements in order to reduce the number of approved laboratories capable of providing reliable testing. As a result, the private sector is undergoing a growing consolidation. In addition to price and quality, the ability to offer a national service through a network of laboratories is an important competitive advantage of the Company's subsidiaries.

         In Russia, a laboratory has to be registered and licensed with the relevant authorities. Special approvals are required for specific types of activities or tests. There is no current pricing restriction that would affect the Company's joint venture.

         In Turkey, there is a requirement for the laboratory to employ a qualified laboratory scientist with an appropriate diploma. There is also a minimum price list for clinical tests and medical services. The price list is issued and revised twice a year by the Medical Chamber of Turkey.

Competition

         The Swiss clinical testing industry is highly fragmented, with approximately 150 independent private laboratories. Competition is based primarily on the accuracy, reliability and timeliness of results, variety and quality of service, and price. The Company currently competes effectively in all of its markets, although certain of its local competitors are larger in particular localities and may be willing to devote greater resources in such localities. The Company is the largest provider of clinical testing services in all of Switzerland. The Company believes its size, economies of scale and experience in acquiring and integrating new operations give it competitive advantages in the marketplace.

         The Company believes its Italian and Spanish laboratories are the leading private laboratories in their operating regions. It is estimated that the Italian laboratories compete with approximately 10 local laboratories, while the Spanish laboratories compete with approximately 50 local competitors in each city of operations.

         In Russia, there is little competition for the Company's joint venture at present. Several private medical clinics have their own laboratory but with a limited range of tests to offer. There are several scientific institutes performing specialized clinical tests in Moscow but usually they are difficult to access and with a slow response time.

         In Turkey, there are several hundreds of small laboratories performing a limited range of routine tests and only few providing a range of assays comparable to what the Company can offer. The public sector is generally poorly regarded in terms of quality and speed.

Quality Assurance

         The Company considers the accuracy and reliability of its testing services to be of paramount importance. The Company has established its own comprehensive and rigorous quality control program. This program includes control testing, regular review of test data by laboratory technicians and medical personnel and repetitive testing for abnormal results.

         Each laboratory is supervised by a medical director, who is a physician and who is assisted in most cases by a technical director and other qualified medical professionals. A primary role of laboratory professionals is to ensure the accuracy of test results. Each laboratory is equipped with sophisticated testing equipment, which is routinely checked in accordance with a regular maintenance program.

         In 1995, the Company's Swiss subsidiary applied to the Swiss Federal Accreditation Service for accreditation of all its Swiss laboratories under the European Standard EN 45001 ("General criteria for the operation of testing laboratories"). Accreditation is awarded based on an external audit of the laboratory's ability to provide testing services of a high quality, certifying the laboratory's competence and its compliance with international standards and good laboratory practices. The process comprises two stages: first, laboratories assess themselves against the EN 45001 standards, indicating compliance with or exemption from such standards; and second, an on-site assessment is conducted by the accrediting body to verify the laboratory's claims. Once accredited, laboratories are subject to periodic re-inspection. The accreditation process is progressing according to schedule, and the Company currently expects the accreditation to be completed within 1999. As part of its quality plan, the Company also participates in industry proficiency testing programs as required by the new OFAS regulations. Such programs generally require the Company's laboratories to perform tests, the results of which are already known, enabling verification of the accuracy of the Company's test procedures. These programs are conducted by groups such as the Swiss Center for Clinical Testing Quality Control or the German Clinical Chemistry Association and other industry organizations. To date, the Company has met all the requirements for accuracy in all such programs in which it has participated.

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

         In Russia, quality assurance under foreign management is of importance to all patients. For this reason, it is an essential component of the Company's joint venture strategy to emphasize quality assurance and to seek international accreditation as soon as practicable.

         In Turkey, there are some efforts to promote quality assurance, which effort is driven in particular by private medical insurance companies.

Information technology services and Year 2000 remediation

         The Company considers it critical to use state-of-the-art information systems to process its laboratory tests and related results. All the Company's laboratories use computer software packages specifically tailored to the needs of their local market, which are comprehensive laboratory information and management software, generally running on IBM AS/400 or UNIX-based computers. Such systems handle all stages of a clinical sample laboratory processing :

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

          - Transmission of Results : routing and dispatching, videotext access, secure electronic fax service and downloading to the prescriber's computer or hospital ward stations.

          - Administrative Management : handling test and result archiving, inventory management and operational statistics.

          - Marketing : enabling easy client monitoring and provides such marketing tools as mail merging and videotext services.

          - Financial Control : invoicing, debtors accounting and receivables collection management.

         The Company believes that the efficient and secure handling of information by a clinical laboratory is a critical factor in providing proper client service and in achieving success over the competition. Therefore, the Company places a high degree of priority on the appropriate evolution of its management information systems, and is investing considerable amounts of money each year in this area. The Company is currently contemplating engaging into the regular sale of its computerized systems to third parties.

         Most of the Company's laboratories are faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after the Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with patient-related computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, suppliers and other third parties to assure that their systems and related interfaces are compliant. Given the different computer systems operated by the Company's business units, the type and extent of the Year 2000 issues and the cost of remediation vary significantly among the Company's laboratories. Failure to achieve timely remediation of computer systems that process client information and transactions, and of all other systems with embedded technologies that are critical to the Company's operations, would have a material adverse effect on the Company's business, operations and financial results.

         In response to the Year 2000 concerns, the Company created a Year 2000 Task Force to coordinate and monitor the laboratories' progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management, provides regular progress reports to executive management, and regularly meets with executive management to discuss its reports.

         The Company's plans call for all critical systems to be renovated and compliance testing underway by the end of calendar 1998. As the Company uses many computerized laboratory machinery manufactured, provided and maintained by third-party vendors, it has requested each of those vendors to provide the Company with appropriate certification that the machinery is Year 2000 compliant. Such certification has yet to be received. Acceptance testing is scheduled to take place between late 1998 and mid-1999 with time frames differing by laboratory unit. Completion of any third party interface testing is dependent upon those third parties completing their own internal remediation. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

         In fiscal 1998, the Company spent approximately $0.5 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $0.5 million to $1.0 million in fiscal 1999 and of approximately $0.2 million in fiscal 2000.

                  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Employees

         As of May 31, 1998, the Company employed approximately 770 people, as computed on a full-time equivalent basis. The Company has never experienced any work stoppages, slow-downs, or other material labor problems and believes its relations with its employees are satisfactory.

Seasonality

         The Company, like most clinical laboratory companies, is affected by certain seasonal trends. Testing volumes tend to be lower during the holiday seasons, which vary throughout the year according to the cultural and regional influences. Therefore, the Company's results for a particular quarter may not be indicative of results in future quarters.


ITEM 2   PROPERTIES

         All of the laboratory facilities have been improved and adapted for the sole purpose of providing clinical testing services. Accordingly, the facilities are suitable and adequate and utilized solely for such services. Following are the descriptions of each regional facility.

Switzerland

         ULSA leases laboratory space and other service sites and facilities at various locations at market rates. ULSA's executive management is located in Geneva, Switzerland. Its principal laboratories are located in Geneva (30,000 square feet), Bern (7,500 square feet), Zurich (5,000 square feet) and St. Gallen (27,500 square feet), and regional or specialized laboratories are located in Baden, Bern, Lausanne, Neuchatel, and Montreux. ULSA believes that such laboratory spaces, service sites and facilities are fully suitable and adequate for its business. The leases expire at various dates through May 31, 2001. Upon expiration of any lease, ULSA could find alternative space at competitive market rates and relocate its operations.

Italy

         Italian operations occupy two floors of a building located in the heart of Turin. The total surface area is 6,500 square feet, out of which 5,000 square feet are owned, and 1,500 square feet are leased under a long-term lease. The Company believes that such laboratory space and facilities are fully suitable and adequate for its business.

Spain

         ULSP's executive management is located in Madrid, Spain. ULSP leases laboratory space and other service sites and facilities at various locations at market rates. Its principal laboratories are located in Madrid and Barcelona, while regional laboratories are located in Valencia and Murcia. During fiscal 1996, ULSP completed a move to new Madrid facilities of approximately 10,000 square feet. ULSP believes that such laboratory spaces, service sites and facilities are fully suitable and adequate for its business. Upon expiration of any lease, ULSP could find alternative space at competitive market rates and relocate its operations.

Russia

         In Moscow, the Company's joint venture is located on the 3rd floor of the Medicenter building. Unimed leases a surface area of approximately 6,500 square feet from Medincenter.

Turkey

         In Istanbul, the laboratory leases a surface area of 2,500 square feet on the second floor of a modern office building.

Other Property

     In September 1988, a company which presently is a subsidiary of UGUK acquired a freehold site at Camden Lock, London NW1, where it constructed a new building on the site to provide laboratory and office space. The building, completed in 1991, provides approximately 54,000 square feet of usable space. In connection with the sale of UGUK, the Company agreed to purchase that building. Such purchase was completed in July 1998. The building is currently rented to the Company's former United Kingdom subsidiaries at market rates. While the Company believes that such building is suitable and adequate for its purpose, the Company had previously made a decision to sell it, provided it found a prospective buyer at a suitable price. As a result of this decision, the Company recorded in fiscal 1997 a one-time charge of approximately $5.8 million to adjust the building's carrying value to its estimated market value.


ITEM 3   LEGAL PROCEEDINGS

         In the normal course of its business, the Company may be a party to various litigation. As of May 31, 1998, the Company was not a party to any litigation which management believes may have a material impact on its financial position and results of operations.

         Because of circumstances related to the Company's previous involvement in the apparel industry, prior to 1994, the Company may benefit from the outcome of certain pending litigation where it is not a defendant, as described below. Such legal proceedings have been ongoing for several years and the Company is presently unable to determine the likely amount of any future award in the Company's favor.

         In 1990 and 1991, the Company was the majority shareholder of Americanino Capital Corporation, a Delaware corporation ("ACC") which held interests in the Italian apparel goods industry. In 1993, the Company divested itself of such interest as the business did not meet the Company's expectations. It therefore concluded an Asset Purchase Agreement and a Sharing Agreement (the "ACC Sale Agreement") with Linford Enterprises Inc., a British Virgin Islands corporation ("Linford") for an aggregate consideration consisting, among other things, of $50,000 in cash and approximately 80% of the value of the net appreciation of the shares of ACC arising from any subsequent sale by Linford of all or a portion of such shares of ACC. In addition, the ACC Sale Agreement provided that ACC would use its best efforts to pursue legal action against certain parties involved in the purchase by ACC of the various Italian apparel businesses, based on certain management actions and misrepresentations made to ACC and others at the time of such purchase. The Company is thus entitled to 80% of the net recovery (less legal fees and costs), limited to the amount of approximately $15 million, of any settlement or successful resolution of the pending arbitration instituted by ACC and described below.

         In February 1993, ACC instituted arbitration proceedings before an Arbitral Tribunal of three qualified arbitrators (the "Arbitral Tribunal"), under the auspices of the International Court of Arbitration, against Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, FIBRA S.p.A., GEFAPI S.r.l., "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A., PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Milan, Italy), and BANQUE PARIBAS (Paris, France) (hereinafter collectively referred to as the "Defendants") for misrepresentations and fraudulent conduct in the negotiation, consummation and performance under an agreement by and between the above mentioned parties. From 1994 through 1996, nothing of substance was debated on the merits, as certain Defendants contested the competence of the Arbitral Tribunal. In 1996, ACC agreed to withdraw its claim against BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France). PARIBAS FINANZIARIA continued to contest the competence of the Arbitral Tribunal over itself. A decision on jurisdiction was rendered by the Arbitral Tribunal on September 10, 1997, primarily stating that FIBRA and PARIBAS FINANZIARIA were not subject to the Arbitral Tribunal's jurisdiction. As a result of such decision, the parties subject to the Arbitral Tribunal's jurisdiction remain : Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, GEFAPI S.r.l., and "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A. (a holding company member of the PARIBAS group of companies). Hearings of the parties and of witnesses presented by ACC were held in December 1997 and February 1998. A final brief on the merits has been filed by ACC on June 30, 1998. The Defendants filed their final briefs on September 30, 1998. The Arbitral Tribunal has ordered oral pleadings to take place on December 3, 1998. Accordingly, the award on the merits is expected during the first months of 1999.

         ACC had previously informed the Company that, independently from the arbitration, it filed suit against BANQUE PARIBAS (France), BANQUE PARIBAS (Suisse) and BANQUE PARIBAS (Milan) before the Commercial Court of Paris (France), which suit is currently in its initial phase of depositing evidence. Any possible proceeds from this suit would inure to the Company following the same formula and limitations as proceeds from the arbitration.

         While, to the best of the Company's knowledge, the Claimant appears to have a legitimate claim, there can be no assurance that any award will be rendered in ACC's favor and thus benefit the Company as provided under the terms of the ACC Sale Agreement. The Company believes that any estimate of recovery is still subject to many factors beyond the Company's control. Pending developments in the arbitration proceedings, and in absence of other criteria, the Company recorded its rights in 1994 at a nominal market value, which was then estimated to be the amount an unrelated party might pay to acquire all such rights arising from the ACC Sale Agreement. Realization of any amount is entirely dependent upon a favorable award and the collection thereof, if any, from the Defendants. The Company's management will continuously monitor and report the progress of the proceedings.

         Also in connection with its prior involvement in the Italian apparel goods industry, the Company had guaranteed certain bank loans, and had, as security, received from third parties notes totaling Lit. 7.6 billion in favor of the Company, secured by mortgages on buildings owned by an Italian corporation (the "CORA Buildings"). Such receivable had a carrying value of $0.8 million as of May 31, 1998. Because the principals who had underwritten the notes have defaulted on their commitment to compensate the Company for the execution of the guarantees, the Company has instituted legal proceedings in Italy to foreclose upon the CORA Buildings. The Company has begun selling the CORA Buildings as market conditions permit; however, the Company cannot determine when such proceedings will be completed, nor when any final sale will take place. The management of the Company believes the proceeds from the sale of the CORA Buildings will be sufficient to cover the present carrying value of the notes receivable.

         Also in relation to the same facts and circumstances, on April 6, 1995, the Company presented a Complaint, a Memorandum of Law in Support of a Motion for a Writ or Order of Attachment and an Affidavit in Support of Motion for Attachment with an Order to Show Cause to the United States District Court in Newark, New Jersey against Tonino Manzali, Alessandra Sichirollo, Claudio Barozzi, Frederica Sichirollo, Marco Martinolli, Giuseppe Mortellaro, Giampaolo Pattarello, Giorgio Pezzolato, Brigida Russo and Anna Zinetti (known as the "Manzali Group"), who are all shareholders of record of the Company, and are directly or indirectly Defendants in the aforementioned arbitration proceedings. The Company presented therewith the Motion for Attachment against two of the above shareholders, Tonino Manzali and Alessandra Sichirollo, who have taken the necessary steps to dissipate some of their assets (their UniHolding shares) during the pendency of the arbitration proceeding. On April 17, 1995, the Court awarded and ordered the Attachment against Defendants Manzali and Sichirollo. On February 13, 1996, the Court placed the attachment proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown for the entry of any stipulation or order, or for any other purpose required to obtain a final determination of the litigation. The Company will re-open the proceedings upon a decision being rendered in the above arbitration. On March 22, 1996, upon notice of a request for transfer of additional shares of the Manzali Group held in the name of Antonio Sichirollo, the Company filed an adverse claim with its transfer agent estopping the further transfer of such shares. Since such time, the Company has proceeded with an attachment claim in the State of Colorado based on the same facts and circumstances as the attachment claim made in the United States District Court of New Jersey. On July 26, 1996, the Colorado Court placed the proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown or entry of any order or for any other purpose required to obtain final determination of the litigation.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were presented to the shareholders for a vote in the quarter ended May 31, 1998.

PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS
MATTERS

     The UniHolding Common Stock is currently traded on the National Association of Securities Dealers Automated Quotation System Small Cap Market ("NASDAQ/Small Cap") under the symbol UHLD.

     The following table sets forth the high and low ask and bid prices for the Company's common stock by fiscal quarters, as reported by NASDAQ for the preceding two years through May 1998. The prices represent prices between dealers, without retail mark-up, mark-down or commission and may not reflect actual transactions.

               Year ended May 31, 1998

       Quarter Ended                    High                        Low

       August 31, 1997                 $ 9.50                     $ 3.50
       November 30, 1997              $ 10.00                     $ 4.50
       February 28, 1998               $ 8.50                     $ 5.50
       May 31, 1998                    $ 7.50                     $ 4.50

               Year ended May 31, 1997

       Quarter Ended                    High                        Low

       August 31, 1996                $ 16.75                    $ 15.00
       November 30, 1996              $ 16.25                    $ 13.75
       February 28, 1997              $ 14.75                     $ 6.75
       May 31, 1997                   $ 11.50                     $ 7.25

         The closing sale price on October 6, 1998 was $3.75. As of October 16, 1998, the number of holders of record of the UniHolding Common Stock was approximately 400. Other than in connection with the spin-off of the GUCT shares as of February 27, 1998, UniHolding has not paid, and does not for the foreseeable future expect to pay, dividends with respect to the UniHolding Common Stock.

Recent Sales of Unregistered Securities

None


ITEM 6.  SELECTED FINANCIAL DATA

Historical Selected Financial Information

         The following table presents selected historical consolidated financial data of UniHolding for each of the three years in the period ended May 31, 1998, which have been derived from financial statements appearing elsewhere herein that have been audited by independent auditors, and from the financial statements of the Company for the year ended May 31, 1994 and 1995 (not appearing herein). The data has been retroactively adjusted to reflect the spin-off of the Company's former Clinical Trials Division as of February 28, 1998. The data should be read in conjunction with consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere herein (in thousands, except per share data):

                                                            Years Ended May 31,
                                           1998          1997          1996         1995          1994
Revenue                                  $ 83,503      $ 92,635      $ 92,634     $ 79,003      $ 63,926

Earnings before Interest, Taxes,
Depreciation  and Amortization
                                           15,305        17,208        18,011       17,222        15,800

Operating Income (loss)                     9,596      (22,804)        10,270       10,031        10,474

Income (loss) from Continuing
Operations                                  5,884      (10,273)         1,255        2,773         3,078

Income (loss) from discontinued
operations                                (2,820)       (3,033)       (1,555)            -             -

Net Income (loss)                           3,064      (13,306)         (300)        2,539         3,078

Net Income (loss) per common share
from Continuing Operations
                                            $0.79       ($1.46)         $0.21        $0.48         $0.86

Net Income (loss) per common share
from Discontinued Operations
                                          ($0.38)       ($0.44)       ($0.26)            -             -

Net Income (loss) per common share
                                            $0.41       ($1.90)       ($0.05)        $0.44         $0.86

Total Assets (1)                          112,971        86,641       121,052      133,558        99,099

Long-term debt, net of current
portion                                    30,269        14,555        38,354       34,048        37,182

Stockholders' Equity                       42,206        48,345        34,242       37,877        12,612


(1) Restated to reflect the results of operations and net assets of the Clinical Trials Division as a discontinued operation. On February 27, 1998, UniHolding completed the spin-off of the Clinical Trials Division. See Note 1of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations for the Three Years Ended May 31, 1998 Twelve months ended May 31, 1998 compared with the twelve months ended May 31, 1997

     The  Company's  results  of  operations  for the year  ended May 31,  1998, include the operations of the Company's core business (the "Diagnostic Laboratory Division"). As a result of the Company's decision to spin off the Clinical Trials Division to the Company's shareholders, which was completed on February 27, 1998, the loss of the respective subsidiaries has been shown separately in the accompanying statement of operations for the year ended May
31, 1998, and the consolidated net asset value of the Clinical Trials Division has been shown as a separate item in the accompanying balance sheet as of May 31, 1997. Certain amounts in prior periods financial statements have been reclassified to conform with the current presentation.

     Consolidated revenue was $83.5 million for the year ended May 31, 1998, representing a decrease of $9.1 million from the comparable prior year period as restated to reflect the spin-off of the Clinical Trials Division. The decrease was primarily due to the sale of the UK operations of the Diagnostic Laboratory Division, which in fiscal 1997 had revenues of approximately $27.1 million. Such decrease was however partially compensated by organic growth and an acquisition in Switzerland. Revenue generated by the Swiss operations for the year, as expressed in local currency, increased by 5% as a result of an increase in specimen volume and test mix, all excluding the effect of newly-acquired operations which contributed to an increase in revenues of approximately 22%. Spanish operations increased revenues to $6.7 million, representing a 13% increase in local currency.

     Operating income for the year ended May 31, 1998 was $9.6 million, compared to an operating loss of $22.8 million in the comparable prior year period. The prior year losses were largely attributable to write-downs of goodwill in UK subsidiaries, a write-down in the carrying value of the UK property, and to an adjustment of accumulated amortization of goodwill. Excluding the effect of such items, the operating income generated by the Diagnostic Laboratory Division decreased by a net amount of $2.5 million versus the comparable prior year period. The major contributing operating factors providing such variance in operating income principally were due to a slightly lower contribution from our Swiss operations resulting from the continued growth, expanded marketing and accelerated computer developments. Those higher costs were largely offset by the positive contribution generated by newly acquired laboratories. Spanish operations showed slightly lower operating income, as continued price pressure in Spain kept operating margins low. Further, new operations in emerging markets like Turkey and Russia showed low margins during their first year of operation.

     Earnings before interest, taxes, depreciation and amortization (EBITDA), which we believe is a good indicator of profitability owing to the high service content of our business, was stable from last year's result excluding the UK operations.

     Interest expense, net, decreased $2.8 million during the year ended May 31, 1998, as compared to the prior year period, primarily due to lower average borrowing levels resulting from the initial public offering of our Swiss subsidiary in April 1997, the sale of the UK operations, and slightly lower interest rates in Switzerland.

     Other income and expense included primarily a gain of $6.0 million realized upon the sale of ULSA shares to two third party investors, offset by a $1.1 million provision recorded to reflect management's expectation as to the timing and recovery of its investment in the preferred stock of FHL received in connection with the sale of UK operations, and by other adjustments resulting from foreign currency transactions and changes in foreign currency positions. This compared principally to an income of $16.2 million in the prior year comparable period due essentially to sales of the Swiss subsidiary stock made in preparation for the initial public offering of our Swiss subsidiary in April 1997.

     Provision for income taxes was $4.6 million, as compared to $0.8 million in the prior year, then a low charge primarily linked to the fiscal 1997 write-downs.

     Minority interests in income of continuing operations in the year ended May 31, 1998, were $2.5 million as compared to $0.4 million in the prior year. The current year's figure resulted primarily from an increased percentage of minority interests in net income as a result of the Swiss subsidiary's initial public offering in April 1997, and from the sale of the UK operations. The prior year figure resulted primarily from the attribution to minority interests of the write-downs and write-offs made during the year ended May 31, 1997.

     In connection with the sale of its UK operations, the Company recorded during the year ended May 31, 1998,a net gain of $0.1 million, net of minority interests, resulting from the reversal of a cumulative translation adjustment and other adjustments relating to the UK operations of $1.5 million, offset by costs of disposal of $1.4.

     While they are no longer part of the Company's consolidated revenues, revenues of the Clinical Trials Division were $9.0 million for the period through February 27, 1998, being the date of the spin-off of such division, representing an increase of $2.0 million from the prior full year period ended May 31, 1997. The results for the Clinical Trials Division for the same period were a loss of $2.8 million, compared to a loss for the full year period ended May 31, 1997 of $3.03 million.


     Twelve months ended May 31, 1997 compared with the twelve months ended May 31, 1996

     Consolidated revenue was $92.6 million for the year ended May 31, 1997, stable with the prior year revenues (including the effect of the change in the US dollar exchange rate of $11.9 million). Revenue generated by the Diagnostic Laboratory Division increased by 10.2% in local currency terms, including a 4.4% revenue increase for the Swiss operations only, as a result of additional specimen volume of 3.9% and an increase attributable to test mix of 0.5%. Revenue generated by the UK Diagnostic Laboratory Division also increased due to additional revenue primarily resulting from an existing Government contract. Spanish operations almost doubled their revenues due to an increased market share.

     Operating income for the year ended May 31, 1997 decreased by $33.1 million (including the effect of the change in the US dollar exchange rate of $2.7 million) primarily as a result of the write-down of certain tangible and intangible assets pertaining to the now disposed of UK operations. Excluding the effect of the above items, the Diagnostic Laboratory Division increased operating income by 6.7% in local currency terms, whereas in dollar terms operating income increased by $0.8 million despite the effect of the fluctuation of the dollar ($1.2 million) with respect to other currencies. The improvement in local currency terms was the result of improved profitability in several countries, primarily Switzerland, the United Kingdom and Spain. Italian operations continued to maintain a small positive contribution to operating income. In local currency terms, the cumulative operating loss of Spain for the year was approximately 20% of that of the prior year due to substantial operating profits being made in the second half of this fiscal year, confirming a positive trend of returning to profitability.

     Interest expense, net, was stable in dollar terms during the year ended May 31, 1997, as compared to the prior year, as a result of lower interest rates offsetting the Company's increased borrowing levels.

     Other income of $16.5 million was recorded during the year, resulting primarily from a capital gain in connection with ULSA's initial public offering, and from foreign currency transactions, changes in foreign currency positions, as compared to income of $0.9 million in the prior year.

     Provision for income taxes for the year ended May 31, 1997 was $0.8 million.

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

     The variance in operating results of the Clinical Trials Division reflects fixed expenses which are not matched with income to be recorded in the future from a backlog of contracts, due to lead-time of up to six months from the signing of a contract to the actual start of a study. These increased losses were partly offset by the related tax benefit.


Liquidity and Capital Resources

     Net cash provided by operating activities for the year ended May 31, 1998 amounted to $11.2 million, an improvement of $6.3 million from the prior year.

     Net cash provided by financing activities for the year ended May 31, 1998 was $20.6 million, primarily due to cash proceeds of new long-term debt arrangements made in connection with the acquisition of new operations in Switzerland, offset by a dividend paid by ULSA to all its shareholders ($3.7 million), and by cash used to purchase the Company's treasury stock ($2.9 million).During 1998 the Company acquired approximately 0.8 million shares of treasury stock in exchange for satisfaction of debt due from Unilabs Holdings SA in the approximate amount of $5.1 million. In the prior year period, net cash of $2.7 million had been used by financing activities, primarily for the repayment of long-term debt partly offset by cash proceeds from the issuance of share capital.

         Net cash used in investing activities for the year ended May 31, 1998 was $24.0 million, comparing to $2.0 million provided in the prior year period. The change is primarily due to capital expenditures incurred in connection with the expansion of laboratory operations in Switzerland.

       In connection with the sale of UGUK, ULSA has agreed to purchase from UGUK the London building which houses most of UGUK's operations ("Bewlay House"). On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12.1 million. This consideration was paid by (i) the assumption of UGUK's existing debt of $10.7 million with a bank and a finance institution; (ii) compensation of an intercompany account of $0.6 million; and (iii) $0.8 million in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility reduced to $6.9 million after the closing, has a three-year maturity and is subject to quarterly repayments of $0.1 million. The financial institution's facility of $1.5 million is subject to monthly repayments up to January 2003 when it matures. The Company is actively seeking to sell the building. Upon such a sale, if and when it occurs, the Company intends to prepay the debts to the bank and finance institution. Accordingly, as of October 16 1998, the Company's bank facilities provide for a total of approximately $59.6 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of October 16, 1998, the Company had approximately $14.4 million of availability under the aggregate credit facilities.

         The Company believes that the liquidity provided by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements including anticipated operating expenses arising from the Company's recent expansion into the Spanish and Italian markets, as well as debt repayments. The Clinical Trials Division was spun off to the Company's shareholders as of February 27, 1998. Accordingly, the Company does not make any further investment in or advances to the Clinical Trials Division.

     On July 23, 1996, the Company issued 333,333 new shares of its common stock to a U.S. institutional investor at $15.00 per share.

         During the year ended May 31, 1997, the Company sold an aggregate of 94,000 shares (or 39.2% on a fully-diluted basis) of ULSA's common stock to financial institutions and to the public for a total consideration of SFr.62.7 million (approximately $44.5 million) through an initial public offering of ULSA's newly-issued and existing shares. As of April 24, 1997, such initial public offering closed. Such offering, which was made at the price of SFr.675 per share, comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to approximately 60% post-initial public offering. The shares of ULSA are listed on the Swiss Exchange since April 25, 1997. The proceeds were used to reduce existing bank debt in the amount of approximately SFr.17.5 million (approximately $12.5 million), and the balance was being used principally for acquisitions and financing the development of the then Clinical Trials Division.

         In addition, the Company has outstanding obligations and commitments under capital leases, which mature over the next five to ten years.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The preceding "Business" and Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its new business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in such forward-looking statements. The Company undertakes no obligation to revise or update forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or changes to projections over time.

(a) Heightened competition, including the intensification of price competition.

(b) Impact of changes in tests and payer mix.

(c) Adverse actions by governmental or other third-party payers, including unilateral reduction of fee schedules payable to the Company.

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

(m) Inability of the former Company's Clinical Trials operations to successfully develop.

(n) Failure to timely complete the Company's Year 2000 remediation plans.

Other Information

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

IMPACT OF YEAR 2000

         Most of the Company's laboratories are faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after the Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with patient-related computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, suppliers and other third parties to assure that their systems and related interfaces are compliant. Given the different computer systems operated by the Company's business units, the type and extent of the Year 2000 issues and the cost of remediation vary significantly among the Company's laboratories. Failure to achieve timely remediation of computer systems that process client information and transactions, and of all other systems with embedded technologies that are critical to the Company's operations, would have a material adverse effect on the Company's business, operations and financial results.

         In response to the Year 2000 concerns, the Company created a Year 2000 Task Force to coordinate and monitor the laboratories' progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management, provides regular progress reports to executive management, and regularly meets with executive management to discuss its reports.

         The Company's plans call for all critical systems to be renovated and compliance testing underway by the end of calendar 1998. As the Company uses many computerized laboratory machinery manufactured, provided and maintained by third-party vendors, it has requested each of those vendors to provide the Company with appropriate certification that the machinery is Year 2000 compliant. Such certification has yet to be received. Acceptance testing is scheduled to take place between late 1998 and mid-1999 with time frames differing by laboratory unit. Completion of any third party interface testing is dependent upon those third parties completing their own internal remediation. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

         In fiscal 1998, the Company spent approximately $0.5 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $0.5 million to $1.0 million in fiscal 1999 and of approximately $0.2 million in fiscal 2000.

                  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact the Company's consolidated results of operations, financial position or cash flows.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number

Reports of Independent Auditors..........................................II-F-2

UniHolding Corporation and Subsidiaries Consolidated
Balance Sheets as of May 31, 1998, and 1997..............................II-F-4

UniHolding Corporation and Subsidiaries Consolidated
Statements of Operations for the Years Ended
May 31, 1998, 1997 and 1996..............................................II-F-6

UniHolding Corporation and Subsidiaries Consolidated
Statements of Stockholders' Equity for the Years Ended
May 31, 1998, 1997 and 1996..............................................II-F-7

UniHolding Corporation and Subsidiaries Consolidated
Statements of Cash Flows for the Years Ended
May 31, 1998, 1997 and 1996..............................................II-F-9

UniHolding Corporation and Subsidiaries Notes to
Consolidated Financial Statements for the Years Ended
May 31, 1998, 1997 and 1996..............................................II-F-11

ATAG ERNST & YOUNG
 6, rue d'italie      Telephone: ++41 22 318 06 18
 P.O. Box 3270        Telefax:   ++41 22 312 01 70
 CH-1211 Geneva 3
 Switzerland

REPORT OF INDEPENDENT AUDITORS
to the Board of Directors and Shareholders of

UNIHOLDING CORPORATION, Delaware, USA


We have audited the accompanying consolidated balance sheets of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders equity and cash flows for the year ended May 31, 1996, were audited by other auditors whose report dated September 26, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniHolding Corporation and subsidiaries at May 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


Geneva, Switzerland,
October 26, 1998              ATAG ERNST & YOUNG SA


                              /s/ C. PICCI               /s/S. REID
                              ---------------------       ---------------------
                              C. Picci                    S. Reid
                              Expert-comptable diplome
                               (Auditor in charge)



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

INDEPENDENT AUDITORS' REPORT


Board of Directors
UniHolding Corporation
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of UniHolding Corporation and subsidiaries (the "Company") for the year ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements of Uniholding Corporation and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended May 31, 1996 in conformity with generally accepted accounting principles.

As more fully described in Note 11, during the year ended May 31, 1996, the Company invested $3 million in a newly formed company accounted for by the equity method, which in turn, used the funds to acquire know-how, software and marketing plans. The equity investee's loss was charged to earnings in the year ended May 31, 1996.


/s/Richard A. Eisner & Company, LLP

New York, New York
September 26, 1996

With respect to Note 1
February 27, 1998


                                     II-F-3

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     May 31
                         ASSETS                             1998         1997

CURRENT ASSETS:
   Cash and cash equivalents                               $9,186       $4,925
   Accounts receivable, net of allowance for doubtful
     accounts of $2,940 in 1998 and $1,201 in 1997         19,464       18,786
   Due from related companies                               1,587        3,573
   Inventories                                              1,849        2,052
   Prepaid expenses                                         3,090        1,811
   Other current assets                                       411          753
   Net current assets of discontinued operations                -        3,111
                                                       -----------  -----------
                  Total current assets                     35,587       35,011
                                                       -----------  -----------
NON-CURRENT ASSETS:
   Long-term notes receivable                                 818          818
   Intangible assets, net                                  44,344       25,025
   Property, plant and equipment, net                       8,828       26,951
   Investment in equity affiliates                            481        1,480
   Long-term investments                                   22,781            -
   Other assets, net                                          132          467
   Net noncurrent assets of discontinued operations             -       12,473
                                                       -----------  -----------
                Total non-current assets                   77,384       67,214
                                                       -----------  -----------
                                                         $112,971     $102,225
                                                          =======      =======
                        See notes to financial statements
                                     II-F-4

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                   May 31
          LIABILITIES AND STOCKHOLDERS' EQUITY               1998         1997

CURRENT LIABILITIES:
   Bank overdrafts                                         $4,010       $5,889
   Lease payable                                              809        1,435
   Payable to related parties                                 100          150
   Trade payables                                           6,911        7,288
   Accrued liabilities                                      6,018        3,985
   Long-term debt                                           5,727        4,741
   Taxes payable                                            6,459        4,707
   Deferred taxes                                             769            -
                                                       -----------  -----------
                Total current liabilities                  30,803       28,195
                                                       -----------  -----------
NON-CURRENT LIABILITIES:
   Lease payable                                              725        2,446
   Long-term debt                                          29,544       12,109
   Taxes payable                                               74          155
   Deferred taxes                                             179          631
                                                       -----------  -----------
              Total non-current liabilities                30,522       15,341
                                                       -----------  -----------
                    Total liabilities                      61,325       43,536
                                                       -----------  -----------
MINORITY INTERESTS                                          9,440       10,344
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value;
     Voting; authorized 18,000,000 shares;
     issued 7,627,736 at May 31, 1998 and 1997                 76           76
     Non-Voting; authorized 2,000,000 shares; issued
     and outstanding 298,384 at May 31, 1998 and 1997           3            3
   Additional paid-in capital                              49,832       49,832
   Cumulative translation adjustment                       (2,074)      (3,050)
   Retained earnings                                        7,623        5,559
                                                       -----------  -----------
                                                           55,460       52,420
   Less - cost of 1,602,569 and 293,150  shares of
    Common Stock held in treasury at May 31, 1998
    and May 31, 1997, respectively                        (13,254)      (4,075)
                                                       -----------  -----------
               Total stockholders' equity                  42,206       48,345
                                                       -----------  -----------
                                                         $112,971     $102,225
                                                          =======      =======

                        See notes to financial statements
                                     II-F-5

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                          Years ended May 31
                                                                 1998            1997                1996
REVENUE                                                        $83,503         $92,635              $92,634

Operating expenses:
    Salaries and related charges                                32,618          37,431               38,569
    Supplies                                                    12,937          15,545               15,083
    Other operating expenses                                    22,643          22,451               20,971
    Depreciation and amortization of tangible assets             3,071           5,118                5,387
    Adjustment of carrying value of building                         -           5,805                    -
    Amortization of intangible assets                            2,638           5,367                2,354
    Adjustment of carrying value of goodwill in subsidiary           -          23,722                    -
                                                              --------     -----------          -----------
OPERATING INCOME (LOSS)                                          9,596         (22,804)              10,270

Interest expense, net of interest income of
    $891, $268 and $664 in 1998, 1997 and 1996                    (238)         (2,965)              (2,935)
Impairment of investment                                        (1,190)              -               (3,005)
Gain on sale of subsidiary shares                                6,007          16,164                  (37)
Other, net                                                      (1,215)            508                  883
                                                            ----------     -----------          -----------
Income (loss) before taxes and minority interests               12,960          (9,097)               5,176
Tax (provision)                                                 (4,585)           (814)              (2,979)
                                                            ----------     -----------          -----------
Income (loss) from continuing operations
      before minority interests                                  8,375          (9,911)               2,197
Minority interests in income of continuing operations           (2,491)           (362)                (942)
                                                            ----------     -----------          -----------
Income (loss) from continuing operations                         5,884         (10,273)               1,255
Loss from discontinued operations, net of tax benefit
 of $2,505, $4,402 and $624 in 1998, 1997 and 1996 and
 minority interests                                             (2,820)         (3,033)              (1,555)
                                                            ----------     -----------          -----------
NET INCOME (LOSS)                                               $3,064        ($13,306)               ($300)
                                                               =======         =======              =======
Weighted average common shares outstanding                   7,466,565       7,015,943            6,005,643
Earnings per share of common stock
    Net income (loss) from continuing operations                 $0.79          ($1.46)               $0.21
    Loss from discontinued operations                           ($0.38)         ($0.44)              ($0.26)
    Net income (loss)                                            $0.41          ($1.90)              ($0.05)


                        See notes to financial statements
                                     II-F-6

                             UNIHOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                            Common Stock                    Additional    Cumulative
                                                                   Voting                 Non-Voting        Paid-in      Translation
                                                             Shares      Amount        Shares     Amount     Capital      Adjustment
Balances, May 31, 1995                                     6,060,182        $60             -          -       $31,190       $1,174
Net loss
Adjustment for 4-to-1 reverse split                             (513)
Issuance and exchange of Non-Voting Common
  Stock for Voting Common Stock                             (298,384)        (3)      298,384          3
Issuance of common stock for cash, net of
  expenses of $113                                            62,500          1                                  1,239
Cost of Common Stock held in treasury
Cumulative translation adjustment                                                                                            (1,413)
                                                          ----------  ---------     ---------     --------   ---------      --------
Balances, May 31, 1996                                     5,823,785         58       298,384          3        32,429         (239)
Net loss
Issuance of common stock for cash                            333,333          3                                  4,997
Issuance of common stock for no additional
  consideration, pursuant to antidilutive provisions          75,655          1                                     (1)
Issuance of common stock for repayment of note
     and accrued interest due to former UGL stockholder    1,394,963         14                                 15,736
Excess of purchase price of subsidiaries over predecessor
  cost                                                                                                          (3,329)
Issuance of shares at a premium by ULSA
Cost of Common Stock held in treasury
Cumulative translation adjustment                                                                                            (2,811)
                                                        -----------  ---------     ---------  -----------  ----------      ---------
Balances, May 31, 1997                                   7,627,736         76       298,384          3        49,832         (3,050)
Net income
Cost of Common Stock held in treasury
Distribution of GUCT
Cumulative translation adjustment                                                                                               976
                                                         ---------    -------     ---------   ----------   ---------      ----------
Balances, May 31, 1998                                   7,627,736        $76       298,384         $3       $49,832        ($2,074)
                                                          ========     ======      ========     ======        ======         ======

                                   (continued)
                                     II-F-7

                           UNIHOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (continued)

                                                                                        Total
                                                          Retained     Treasury     Stockholders'
                                                          Earnings       Stock         Equity

Balances, May 31, 1995                                    $5,453             -          $37,877
Net loss                                                    (300)                          (300)
Adjustment for 4-to-1 reverse split                                                           -
Issuance and exchange of Non-Voting Common
  Stock for Voting Common Stock                                                               -
Issuance of common stock for cash, net of
  expenses of $113                                                                        1,240
Cost of Common Stock held in treasury                                    (3,162)         (3,162)
Cumulative translation adjustment                                                        (1,413)
                                                          ----------  -----------     -----------
Balances, May 31, 1996                                     5,153         (3,162)         34,242
Net loss                                                 (13,306)                       (13,306)
Issuance of common stock for cash                                                         5,000
Issuance of common stock for no additional
  consideration, pursuant to antidilutive provisions                                          -
Issuance of common stock for repayment of note
     and accrued interest due to former UGL stockholder                                  15,750
Excess of purchase price of subsidiaries over predecessor
  cost                                                                                   (3,329)
Issuance of shares at a premium by ULSA                   13,712                         13,712
Cost of Common Stock held in treasury                                     (913)            (913)
Cumulative translation adjustment                                                        (2,811)
                                                          ----------  -----------    -----------
Balances, May 31, 1997                                     5,559        (4,075)          48,345
Net income                                                 3,064                          3,064
Cost of Common Stock held in treasury                                   (9,179)          (9,179)
Distribution of GUCT                                      (1,000)                        (1,000)
Cumulative translation adjustment                                                           976
                                                          ---------  -----------      -----------
Balances, May 31, 1998                                    $7,623      ($13,254)         $42,206
                                                          ======        ======           ======

                        See notes to financial statements
                                     II-F-8

                             UNIHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Years ended May 31
                                                                         1998             1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations                            $ 5,984         ($10,273)         $1,255
 Adjustments to reconcile net income to net cash provided by operations:
 Impairment of investment                                                 1,190                0           3,005
 Minority interests in income                                             2,491              362             942
 Deferred taxes                                                           1,082           (3,188)           (197)
 Depreciation and amortization of tangible assets                         3,071           10,923           5,387
 Amortization of intangible assets                                        2,638           29,089           2,354
 Gain on sale of subsidiary shares                                       (6,007)         (16,164)              0
 Other non-cash (income) expenses                                          (620)          (1,292)            (78)
 Net changes in assets and liabilities, net of acquisitions:                  0
  Accounts receivable                                                   (2,066)          (1,441)         (1,860)
  Inventories                                                             (227)            (276)           (164)
  Prepaid expenses                                                      (1,757)             591             193
  Other current assets                                                   2,179              266            (428)
  Trade payables                                                            61              837           2,205
  Accrued liabilities                                                    1,530             (383)           (114)
  Taxes payable                                                          1,754            1,870             675
                                                                   -----------      -----------     -----------
Net cash provided by operating activities                               11,203           10,921          13,175
                                                                   -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of share capital, net of   expenses            (87)          21,152           1,240
Repayment of long-term debt                                               (168)         (20,115)         (1,156)
Cash proceeds from long-term debt                                       25,204                0           4,560
Proceeds (reimbursement) from (of) bank overdrafts                       2,868           (1,131)            171
Dividend paid to minority shareholders                                  (3,662)            (209)           (331)
Repayment of lease debt                                                   (620)          (1,697)         (1,796)
Payment for purchase of treasury stock                                  (2,949)            (696)         (3,162)
                                                                   -----------      -----------     -----------
Net cash provided by (used in) financing activities                     20,586           (2,696)           (474)
                                                                   -----------      -----------     -----------

                                  (continued)
                                     II-F-9

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                                                     Years ended May 31
                                                                     1998             1997              1996
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for purchases of property and equipment                 (2,661)          (3,641)           (3,357)
    Loans and advances (to) from affiliates and                          0
      related companies, net                                        (1,213)          (5,719)           (6,196)
    Payment for businesses acquired net of cash acquired           (27,323)         (15,403)          (16,418)
    Payment for purchase of intangible assets                         (842)             (59)             (139)
    Proceeds from sale of subsidiary shares                          8,084           26,842               481
                                                                 ---------      -----------       -----------
    Net cash provided by (used in) investing activities            (23,955)           2,020           (25,629)
                                                                 ---------      -----------       -----------

Effect of exchange rate changes on cash                               (244)             131              (123)

Net increase (decrease) in cash and cash equivalents
     from continuing operations                                      7,590           13,598           (13,051)

Net cash flows (used) by discontinued operations                    (3,329)          (6,984)           (2,355)

Cash and cash equivalents, beginning of year                         4,925            1,533            16,939
                                                                  --------      -----------       -----------
Cash and cash equivalents, end of year                              $9,186           $4,925            $1,533
                                                                   =======          =======           =======

                        See notes to financial statements
                                     II-F-10

                    UNIHOLDING CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
               (Monetary amounts in 000's, except per share data)

1.       Description of the Company and Basis of Presentation

         UniHolding Corporation and its subsidiaries (collectively the "Company" or the "Group") provide clinical laboratory testing services to physicians, managed care organizations, hospitals and other health care providers through laboratories in Switzerland, Italy, Spain, Russia and Turkey. Until February 27, 1998, the Company also performed testing in relation to clinical tests for the pharmaceutical industry through its Clinical Trials Division.

       UniHolding acquired control of the Group in March 1994, when it acquired from Unilabs Holdings SA, a Panama corporation ("Holdings"), 60% of the equity of Unilabs Group Limited, a British Virgin Islands corporation ("UGL"). UGL then had as principal operating subsidiaries Unilabs SA, a Swiss corporation ("ULSA"), and Unilabs Group (UK) Limited, a United Kingdom corporation ("UGUK"). As of June 30, 1995, the Company acquired from Unilab Corporation, a Delaware corporation ("Unilab") the remaining outstanding common stock of UGL for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to a Group subsidiary, and $15,000 in the form of a one-year, interest-bearing promissory note. The excess of the purchase price over the fair value of the assets acquired, $3,301, was allocated to goodwill. The $15,000 promissory note, together with accrued but unpaid interest of $750 converted as of December 31, 1996, into 1,394,963 newly-issued shares of Common Stock.

       Recent acquisitions and dispositions

       Clinical Trials Spin-off

     As of February 27, 1998, the Company spun off its wholly owned investment in the common stock of Global Unilabs Clinical Trials Ltd, a British Virgin Islands corporation ("GUCT") to the Company' shareholders. GUCT represented the Company's Clinical Trials Division and had been established pursuant to a series of transactions commencing in March 1995. In connection therewith, the Company received $20,000 in non-voting, non-convertible, redeemable preferred stock of GUCT in exchange for previously existing inter-company debt. The redeemable preferred stock is entitled to non-cumulative dividends in the form of additional redeemable preferred stock for a period of five years, and to cash dividends thereafter. The preferred stock is redeemable at GUCT's option at any time during the first five years at a redemption price equal to its then face value. At the time of the spin-off of GUCT's common stock to the Company's shareholders, the Company's net investment in GUCT amounted to $12,164 being the aggregate of $9,000 of common stock, plus advances of $10,979, less accumulated losses incurred of $7,815. The Company valued the $20,000 of GUCT preferred shares received at this net investment value, which valuation reflected the uncertainty as to the timing and the possibility of recovery of the investment. Accordingly, at May 31, 1998, the GUCT preferred stock is carried at a value of $12,164 and is included under "Long-term investments" in the accompanying balance sheet.

     Prior years' financial statements have been restated to reflect the spin-off of GUCT. Accordingly, the net current and long term assets of GUCT have been segregated in the May 31, 1997 consolidated balance sheet and are summarized below:

Current assets                6,095
Current liabilities          (2,984)
                             -------
Net current assets            3,111
                             =======
Deferred tax assets           5,199
Intangible assets, net        4,994
Property, plant and
 equipment, net               1,659
Other assets, net               621
                             -------
                             12,473
                             =======

  The operations of GUCT are now considered discontinued operations.


     Other Acquisitions and Dispositions

     In October 1996, the Company entered into a joint venture agreement with the state-affiliated company Medincenter of the Main Administration for Services to the Diplomatic Corps of the Ministry of Foreign Affairs of the Russian Federation. Pursuant to the agreement, the Company has invested $ 240 in cash, and owns 50% of Unimed Laboratories (a newly-established Russian close joint stock company, "Unimed"), which has established a diagnostic laboratory in Moscow to provide a comprehensive range of clinical laboratory tests to public and private medical institutions, doctors and patients in Russia. The Company also provides the venture on an on-going basis with certain scientific and system consulting services and management supervision. The new Unimed laboratory started operations on December 1, 1997.

     In January 1997, the Company acquired, through a subsidiary, together with a minority investor, a 70% stake of a laboratory company in Istanbul (Turkey). Upon the acquisition of the 70% stake, which closed on May 29, 1997, the Company had a controlling interest of 43% in the Turkish company, for an investment of approximately $600.

     During the year ended May 31, 1997, ULSA acquired 49.8% of Pathologie-Labor Brunnhof, a Swiss corporation of which it already owned 50.2%, at a cost of $2,500. The excess of the purchase price over the fair value of the assets acquired, $2,200, was allocated to goodwill.

       Also during the year ended May 31, 1997, in conformity with the Company's plans to maximize shareholder values, the Company organized an initial public offering of ULSA's newly-issued and existing shares, which closed on April 24, 1997. The offering comprised the sale by ULSA to the public of newly issued shares of common stock corresponding to 20% of its equity, and the sale by UGL of a portion of its holding in ULSA, thereby diluting the Company's holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997.

       During the year ended May 31, 1998, through the exercise of previously acquired pre-emptive rights, ULSA acquired from a third party 100% of the equity of Institut Bio-Analytique Medical SA, a Geneva company, and related companies at an aggregate cost of $21,791 . Also during the same period, through the exercise of a previously acquired option, ULSA acquired from a third party 100% of the equity of Laboratoire Medical Pierre-Alain Gras SA, a Geneva company, at a cost of $3,469. Those acquisitions were accounted for as a purchase and the excess of the assets contributed over the fair value of the assets acquired, $20,042, was allocated to goodwill and is being amortized over a period of 20 years.

       Also during the year ended May 31, 1998, ULSA sold UGUK to a third party for $13,119, consisting of a $1,312 payment in cash and the balance in non-voting, redeemable preferred shares of the purchaser, Focused Healthcare (Jersey) Ltd. ("FHL"), a Jersey investment company. FHL is controlled by a former director of Unilab Corporation, who is also affiliated to Health Strategies Limited, a Jersey Channel Island corporation ("HSL") with which the Company entered into certain other agreements as described in Note 11. The agreement with FHL called for a disposal price equal to the net book value of UGUK at May 31, 1997. After reversal of cumulative translation and other adjustments of $1,550 related to UGUK, reduced by legal and other costs related to the disposal of $1,434, the Company recorded a net gain on disposal of $116. Subsequently however, the Company recorded a write-down of approximately $1,190, which reflects the Company's appraisal of the uncertainty as to the timing and the possibility of recovery of its investment in FHL. Such amount of preferred shares is therefore carried at a value of $10,617 as of May 31, 1998, and is included under "Long-Term investments" in the accompanying balance sheet.


2.       Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in equity affiliates are accounted for under the equity method and are included in "Investments in equity affiliates" on the accompanying consolidated balance sheet. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Use of estimates

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

         Inventories

         Inventories, which consist principally of purchased clinical laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market.

         Revenue Recognition

         Revenue from performing laboratory testing services is recognized at the time service is provided and is based on the amount billed or billable.

         Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 33 years. Property and equipment includes items acquired under finance leases, which are capitalized, and the related equipment is amortized over its useful life. Leasehold properties are depreciated over the lease period, which may range from 1 to 10 years and leasehold improvements are depreciated using the straight-line method over the remaining term of the related lease or their useful life, whichever is shorter. Purchased data processing software costs which is considered to have a useful life of over one year is amortized over periods not exceeding 5 years.

         Goodwill

         Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method. Goodwill is evaluated periodically based on undiscounted expected future cash flows and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred. During the year ended May 31, 1997, the Company revised its estimate of the useful life of existing goodwill from 40 to 20 years. The net effect of such change was a charge of $3,025 (or $0.43 per share).

         Other Intangible Assets

         Customer lists are recorded at cost and amortized utilizing the straight-line method over periods determined by the relative circumstances but not exceeding 15 years. The value of the customer lists is reviewed and evaluated periodically by management and adjusted, if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

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

         Any dividend received from subsidiaries by UniHolding, through UGL, would be subject to the withholding taxes at a maximum rate of 35%, which the Company could not recover, but may be creditable against U.S. Federal income tax.

         Foreign Currency Translation

         The Company's principal operations during the fiscal years 1998, 1997 and 1996 were located in Switzerland and various other countries. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period. Net gains and losses arising upon translation of local currency financial statements to US dollars are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account.

         Foreign Currency Transactions

         Gains and losses resulting from foreign currency transactions and changes in foreign currency positions are included in income or expense currently. Other income includes an exchange gain (loss) of ($206), ($248) and $696 in fiscal 1998, 1997 and 1996, respectively.

         Income (Loss) Per Common Share

     Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, and for entities with a complex capital structure requires the additional presentation of diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.

     The adoption of this standard did not impact the Company's reported EPS, as no dilutive securities were outstanding during the periods presented, because all outstanding options were and are out of the money. Accordingly, for the years ended May 31, 1998, 1997 and 1996 income or loss per common share was computed by dividing net income or net loss by the weighted average number of voting and non-voting shares outstanding during the year.

         Cash and Cash Equivalents

     The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Fair Value of Financial Instruments

     The carrying amount reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for outstanding bank indebtedness approximates fair value because the debt is generally at a variable rate that reprices frequently. The Company believes that its non-bank indebtedness approximates fair value based on current yields for debt instruments of similar quality and terms.

       Concentration of credit risk

       The Company maintains cash and cash equivalents, and investment securities with various financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. The Company has a large and diverse customer base, thereby minimizing the credit risk of any one customer to the Company's accounts receivable amounts. In addition, whenever applicable, each of the Company's business units perform ongoing credit evaluations of their customers' financial condition.

         Stock Based Compensation Plans

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standard, UniHolding continues to account for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position. See Note 6.

         Recently Issued Accounting Pronouncements

       In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This Statement is effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The Company is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact the Company's consolidated results of operations, financial position or cash flows.

       Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact the Company's consolidated results of operations, financial position or cash flows.

3.       Property, Plant and Equipment, net, and Intangible Assets

    Property, plant and equipment, net consists of the following :

                                              May 31, 1998          May 31, 1997

   Land and buildings                        $      942              $   15,277
   Long-term leasehold and improvements           9,007                   8,936
   Furniture and fittings                         3,213                   5,062
   Laboratory and office equipment               20,544                  27,501
   Capitalized data processing software           1,862                   3,599
                                            -----------             -----------
                                             $   35,568              $   60,375

   Less: Accumulated depreciation              (26,740)                (33,424)
                                            -----------             -----------
                                             $    8,828              $   26,951


       Amounts charged to expense for depreciation of tangible assets, including assets under capital lease, was $3,071, $10,923, and $5,387 in the years ended May 31, 1998, 1997 and 1996, respectively. During the year ended May 31, 1997, as a result of its decision to sell a building used by its UK operations, the Company reconsidered the carrying value of such building, and recorded a one-time charge of $5,805 (the equivalent of (pound)4,000) to adjust such carrying value to its then currently estimated market value.

       The net amount of capitalized data processing software is $106 and $1,997 as of May 31, 1998 and 1997 respectively. The amount of assets under capital leases is $4,476 ($1,725 net of accumulated depreciation) and $7,533 ($ 3,887 net of accumulated depreciation) as of May 31, 1998 and 1997 respectively.

         Intangible assets consist of :

                                           May 31, 1998            May 31, 1997

       Goodwill                           $   50,577              $   58,299
       Customer lists                          6,938                  10,494
       Other                                     694                     668
                                         -----------             -----------
                                              58,209                  69,461

       Less : Accumulated amortization       (13,865)                (44,436)
                                         -----------             -----------
                                          $   44,344              $   25,025


       Amortization of intangible assets was $2,638, $29,089, and $2,354 in the years ended May 31, 1998, 1997 and 1996. During the year ended May 31, 1997, the Company revised its estimate of the useful life of existing goodwill from 40 to 20 years. The net effect of such change was a charge before tax effect of $3,025 (or $0.43 per share).

       Further, during the year ended May 31, 1997, management performed its periodic evaluation of the Company's goodwill, based on undiscounted expected future cash flows. As a result thereof, in view of unexpected delays in returning UK operations to a level of profitability meeting the Company's criteria, and in view of the then present and estimated future profitability of such operations, the Company recorded a charge before tax effect of $23,722 (or $3.38 per share) to adjust such goodwill.


4.     Long Term Debt

 Long term debt consists of the following :

                                                May 31, 1998       May 31, 1997
    Senior secured debt :
    ULSA Credit Facilities                      $   34,644         $   10,461
    Debt of former UK subsidiaries                       -              5,928
    Other debt                                         627                461
    Capital leases, net of interest component        1,534              3,881
                                                ----------        -----------
                                                $   36,805         $   20,731
    Less: current portion                           (6,536)            (6,176)
                                                ----------        -----------
                                                $   30,269         $   14,555

         Senior Secured Debt

         Senior secured debt consists of credit facilities granted by banks in Swiss francs. Such debt is secured by a pledge of the common stock of substantially all of ULSA's subsidiaries, and contains covenants of a customary nature, including restriction of the use of $2,740 of cash and cash equivalents only for future acquisitions or capital expenditures.

         Interest on long term debt is generally at market rates plus a margin, and depends upon actual utilization of the facilities and the maturity of the debt instruments. As part of the ULSA credit facility, the Company has an agreement with a bank under which the interest may only fluctuate between 3.25% and 5.25%, irrespective of effective market rates. At May 31, 1998, the effective average interest rate was approximately 3.25% per annum, as compared to 4.25% per annum as of May 31, 1997.

       As of May 31, 1998, the Company has a total of $6,800 available and unused under its credit facilities.

       In connection with acquisitions completed during the year, the Company increased its senior secured debt by $24,349.

     In connection with the disposal of the UK operation, all of the debt related to that operation was disposed of.See Note 1 regarding disposal of UK operations

         Maturities

         At May 31, 1998, future scheduled principal payments of long-term debt and capital lease obligations were as follows :

                                             Net obligation
        1999                                 $     6,536
        2000                                       5,999
        2001                                       5,294
        2002                                       4,115
        2003                                      14,644
        thereafter                                   217
                                             -----------
                                             $    36,805


5.       Income Taxes

     Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and the amounts currently taxable in the jurisdictions in which the Company operates. Income (loss) before income taxes and minority interests of domestic and foreign corporations is as follows:

                                             Years ended May 31
                               1998                 1997                 1996

    Domestic              $    2,149           $   (3,052)          $      118
    Foreign                   10,811               (6,045)               5,058
                          -----------          -----------          -----------
    Total                 $   12,960           ($   9,097)          $    5,176
                          ===========          ===========          ===========

  The provision (benefit) for income taxes is as follows :

                                           Years ended May 31
                             1998                 1997                 1996

    Current:
    Foreign               $    1,560           $      864           $    3,468
    U.S.                       2,000                3,000                    -

    Deferred:
    Foreign                    1,025               (3,050)                (489)
                         -----------          -----------          -----------
    Total                 $    4,585           $      814           $    2,979
                         ===========          ===========          ===========


         Deferred taxes are provided principally in relation to temporary differences in the amortization of intangibles and to different book and tax rates of depreciation of tangible assets.

         The deferred tax assets and liabilities as of May 31, 1998, are as follows :
                                                Assets              Liabilities

  Depreciation of tangible assets             $       -             $       33
  Amortization of intangibles                         -                    303
  Operating loss carry forwards                    1,030                    -
  Dividend distribution                               -                    769
                                             -----------            -----------
                                                   1,030                 1,105
  Valuation allowance                               (873)                   -
                                             -----------            -----------
                                              $      157            $    1,105


         The deferred tax assets and liabilities as of May 31, 1997, are as follows :

                                              Assets                Liabilities

    Depreciation of tangible assets        $       -               $      699
    Amortization of intangibles                    -                       26
    Operating loss carry forward                2,535                      -
                                          -----------             -----------
                                                2,535                     725
    Valuation allowance                        (2,441)                     -
                                          -----------             -----------
                                           $       94              $      725
                                          ===========             ===========

     The net change in the valuation allowance for deferred tax assets related to utilization of tax loss carry forwards and disposition and distribution of subsidiaries during the year ended May 31, 1998.

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

     A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the US Federal income tax rate of 34% to earnings before taxes and minority interests is as follows (in thousands) :


                                               Years ended May 31
                                      1998             1997             1996
  Computed income taxes
      at rate of 34%                  $3,448      ($   3,421)      $    1,760
  Impact of difference between
      statutory and US tax rates       1,532            (634)            (647)
  Effect of change in accounting
       estimates                         698          (2,510)               -
  Permanent differences               (1,251)          4,383              175
  Temporary differences                  775               -                -
  Impact of change
      in effective Swiss tax rate          -               -             (730)
  Impact of merger
      of certain Swiss subsidiaries        -               -            1,092
  Change in valuation reserves
      on deferred tax assets            (634)          2,570              173
  Impact of equity
      in loss of affiliates                -               -            1,021
  Effect of operating loss
      carry forward acquired             (30)              -                -
  Other                                   47             426              135
                                   -----------    -----------      -----------
                                 $     4,585      $      814       $    2,979
                                   ===========    ===========      ===========


         Certain of the Company's subsidiaries have incurred losses, which can be used to offset their taxable income for up to seven years after incurring the losses, depending on the applicable tax legislation. Total net operating loss carry forwards amount to approximately $31,000 . Management has reviewed the probability of realization of the tax benefits that may arise from these losses being carried forward. Based on the estimated realization, the Company has reserved for the tax benefits in all cases where it has not been satisfied that it is more likely than not that the benefits will be realized. Therefore, the Company has recognized deferred tax assets of $157. The major portion of underlying net operating loss carry forwards is expected to expire starting in 2004.

       Taxes have not been provided on approximately $8,400 of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.


6.       Stockholders' Equity

         On July 22, 1996, UniHolding issued 333,333 new shares of common stock to an investor, at a price of $15 per share. The investor received certain antidilution and preemptive subscription rights. The antidilution provisions provided that if the Company issued its Common Stock to repay the $15,000 note owed to Unilab in connection with the acquisition of 40% of UGL, it would transfer to the investor additional shares of Common Stock so that the percentage of ownership of the investor would remain substantially unchanged. The preemptive right provisions provide that the Company and its affiliates will not sell, pledge, encumber or otherwise transfer any shares of Common Stock at a value below market without first offering the same shares to the investor on the same conditions.

         As of December 31, 1996, the $15,000 note due Unilab was unpaid, and accordingly, together with accrued but unpaid interest of $750 as of December 31, 1996, converted into 1,394,963 newly-issued shares of Common Stock. As a result thereof, the Company issued to the above mentioned investor 75,655 newly-issued shares of Common Stock for no additional consideration.

         In February, 1996, UniHolding amended its Certificate of Incorporation and designated 2,000,000 of its authorized shares as Non-Voting Common Stock. The Non-Voting shares have identical rights and privileges as the Voting shares, other than the vote. The Non-Voting shares are convertible into an equal number of Voting shares at the holder's option, except in certain circumstances.

       Also in February 1996, UniHolding issued to SBC Equity Partners, a Swiss corporation then a subsidiary of Swiss Bank Corporation, 298,384 shares of Non-Voting Common Stock, together with 298,384 shares of Common Stock for 10% of the common stock of ULSA. In compliance with certain U.S. regulations on banks, the exchange agreement provides that the Non-Voting shares are not convertible into Voting Shares as long as they are held by such subsidiary of a major Swiss bank.

    Treasury Stock

     During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900, the fair market value of such shares which was less than the cost of such shares to Holdings. Further, during the year ended May 31, 1996, the Company acquired 13,000 of its own shares on the market for $262.

     During the year ended May 31, 1997, the Company acquired 125,150 of its own shares on the market for $913.

     During the year ended May 31, 1998, the Company acquired 1,309,419 shares of its own common stock at a cost of approximately $9.2 million. Approximately $6.3 million of this total was obtained through forgiveness of amounts owed to the Company by its principal shareholder. Of the remaining $2.9 million, $1.2 million was attributable to purchases from its principal shareholder and $1.7 million to purchases from third parties.

       Stock Options

       As of June 28, 1994, UniHolding's Board of Directors adopted a Stock Option Plan for the Company whereby options can be granted to directors, key officers or management personnel of the Company or any of its subsidiaries or affiliates by the Administrator of the Plan, acting in agreement with the Board. 500,000 shares of UniHolding's common stock can be so reserved each year for issuance pursuant to the Plan, as amended. Options are granted with an exercise price at no less than 100% of the fair market value of UniHolding's common stock on the date of the grant or the book value on the date of the most recent financial statements. Options vest 18 months after the date of grant, and shares subscribed by Option grantees cannot be sold prior to two years from the date of grant. The Plan will expire on June 28, 2004. Accordingly, the Company will be able to grant 3.5 million options in addition to those already granted.

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

       On August 25, 1997, a total of 352,142 additional options were granted. These options are all exercisable on or after February 25, 1999, at $10 per share, and expire on June 28, 2004.

       The following tables summarize information about options outstanding at May 31, 1998 :

                               Outstanding Options
                              ----------------------------------------------------------------------------
                                                          Weighted-Average
                                 Shares Outstanding           Remaining                 Weighted-Average
Range of Exercise Prices           at May 31, 1998        Contractual Life               Exercise Price
-----------------------------    ---------------------- ------------------------    -------------------------
           $24.00                        100,000                  6.08                       $24.00
           $22.00                        63,750                   6.08                       $22.00
           $16.00                        357,142                  6.08                       $16.00
           $10.00                        352,142                  6.08                       $10.00
                                -------------------------------------------------   -------------------------
                                         873,034                  6.08                       $14.93

                               Options Exercisable
                                       ------------------------------------------------
                                      Shares Exercisable             Weighted-Average
Range of Exercise Prices                at May 31, 1998               Exercise Price
----------------------------     ------------------------         -----------------------
           $24.00                        100,000                        $24.00
           $22.00                        63,750                         $22.00
           $16.00                        357,142                        $16.00
                                 ------------------------         -----------------------
                                         520,892                        $18.27

       All options outstanding as of May 31, 1998, expire on June 28, 2004.

       Pro forma information:

     Pro forma information regarding net loss and loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to May 31, 1995, under the fair value method of that statement. All option grants to date have been made with an exercise price greater than the fair market value on the grant date. For purposes of pro forma disclosures, the estimated fair value of the options, if any, is recognized in expense on the option vesting date. At May 31, 1998, 520,892 vested options are outstanding. All of these options vested during the years ended May 31, 1997 and May 31, 1998. For the years ended May 31, 1997, and 1998, there is no pro-forma effect to net loss and loss per share. Since pro forma compensation cost relates to all periods over which the options vest, the initial impact on pro forma results may not be representative of option expense in subsequent years, when the effect of the amortization of multiple awards would be reflected.

         Capital Stock of Subsidiary and Initial Public Offering by Subsidiary

     During the year ended May 31, 1997, ULSA acquired 3,750 bearer shares (or 1.9%) of its own common stock from unaffiliated investors in ULSA for a total consideration of SFr.2,010 ($1,550), all of which was paid during the period.

         In February 1997, ULSA acquired 10,000 bearer shares (or 5.0%) of its own common stock from the Company's controlling shareholder, Unilabs Holdings SA, for a total consideration of SFr. 6,500 ($5,000), which was paid through a partial set-off of advances previously made. In March, ULSA acquired a further 10,000 bearer shares (or 5.0%) of its own common stock from Holdings, for a total consideration of SFr. 6,500 ($5,000), which was paid through a partial set-off of advances previously made. According to the related purchase contracts, the purchase price was subject to an adjustment whereby the Company and Holdings would share on an equal basis any difference between the purchase price initially set and the price per share on the first day of trading of the ULSA shares on the Swiss Exchange after the ULSA initial public offering discussed below. Based upon the last price paid on April 25, 1997 (the first day of trading of the ULSA shares on the Swiss Exchange), of SFr. 705 per new ULSA bearer share, an amount of SFr. 550 became due by the Company to Holdings and was paid through a partial set-off of advances previously made. The excess of the purchase price over the predecessor cost ($3,329) was debited to paid-in capital.

         During the year ended May 31, 1997, in conformity with the Company's plans to maximize shareholder values, the Company organized an initial public offering of ULSA's newly-issued and existing shares. In anticipation thereof, the Company sold an aggregate of 30,000 shares (or 15.0% of the then ULSA's equity) of ULSA's common stock to three financial institutions for a total consideration of SFr. 19,500 (approximately $15,000). As a result of this series of transactions, the Company owned approximately 84% of ULSA as of March 31, 1997. As of April 24, 1997, the initial public offering closed. The offering was made at the price of SFr. 675 per bearer share. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by the Company of a portion of its holding in ULSA, thereby diluting the Company's equity holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997.

         During the year ended May 31, 1998, the Company purchased 3,260 shares of ULSA stock, and sold 18,150 shares of ULSA stock, either on the market, or in private transactions at prices substantially equal to market.

7.       Related Party Transactions

         Advances to and from related companies bear an interest rate based on the 3 months LIBOR plus 2% per annum. These advances are unsecured.

         During the year ended May 31, 1994, the Company entered into a management services contract with a company owned by the Chairman of UniHolding's Board of Directors. The contract provided for an annual payment of SFr.600 for a term of 5 years. Under this contract the Company paid SFr.600 ($507 at then average exchange rate) during the year ended May 31, 1996, after which such contract was canceled and replaced by a management contract under which a subsidiary paid SFr.720 ($610 at then average exchange rate) and SFr.720 ($492 at average exchange rate) during the years ended May 31, 1997 and 1998 to a company in which the Chairman is a director. During 1997 and 1998, pursuant to a management consulting agreement, GUCT paid $300 per annum to a company in which the Chairman is a director.

     During the year ended May 31, 1996 the Company made payments of SFr.600 ($507 at then average exchange rate) for consultancy services to a company affiliated with a Director of the Company. During the years ended May 31, 1997, and 1998, a subsidiary paid SFr.720 ($610 at then average exchange rate) and SFr.720 ($492 at then average exchange rate) for consultancy services to a company affiliated with two Directors of the Company. During 1997 and 1998, pursuant to a management consulting agreement, GUCT paid $300 per annum to a company affiliated with those two Directors of the Company.


8.     Retained Earnings

         Retained earnings of Swiss subsidiaries are partially restricted by law as to distribution. Restricted amounts (including temporary restrictions) were approximately $17,997 and $17,982 at May 31, 1998 and 1997.


9.     Retirement plans

       All of the Company's employees participate in the pension or retirement plans legally required in their place of work. All of such plans are defined contribution plans. Under all such plans, which are administered by third parties, contributions are made by the employees and by the Company. This contribution is expensed in the period that the cost is incurred.

       Total benefit plans expenses was approximately $1,247, $1,336, and $1,424 for the years ended May 31, 1998, 1997 and 1996 respectively.

       The Company does not maintain any plans for other post-employment or post-retirement employee benefits.


10.    Commitments and Contingencies

       The  Company  is  obligated  under  capital  and  operating   leases  for
laboratory premises, offices and equipment expiring at various times through 2003. Minimum lease payments for leases that have initial or remaining noncancellable terms in excess of one year approximate :

                                  Operating leases                Capital leases
             1998/99               $  2,818                     $      875
             1999/2000                1,701                            511
             2000/01                    919                            248
             2001/02                    329                             79
             2002/03                     66                              -
                                                                     -----------
  Minimum lease payments                                             1,713

  Less : amount representing interest                                 (179)
  Present value of net minimum              -----------
  lease payments                                                  $  1,534

         Operating lease expenses, which primarily relate to the rental of buildings, office furniture and equipment, were approximately $3,984, $3,220, and $3,476 for the years ended May 31, 1998, 1997 and 1996 respectively.

         Certain key officers have employment agreements that provide for aggregate annual salaries of approximately $1,500 and which include non-competition clauses. In the event that the Company invokes such clauses after termination of the employment agreements, the Company may be obligated, under certain circumstances, to compensate these individuals for differences in salary between the compensation paid to them by the Company on the date of the expiration of the employment agreements and their new annual salaries.

         In connection with the initial public offering of ULSA's bearer shares on April 25, 1997, the Company, as well as certain of the Company's direct and indirect shareholders, have agreed for a certain period of time to respect certain restrictions regarding the transfer and listing of ULSA's shares held by them and the maintenance of the existing shareholder control. The restrictions are summarized as follows: (a) no sale or other transfer of ULSA's bearer shares and/or registered shares until April 25, 1999, without the prior written consent of the lead manager of the initial public offering; (b) no listing of ULSA's registered shares on any securities exchange for a period of five years from April 25, 1997; and (c) maintenance of existing majority ownership and effective control of ULSA until April 25, 1999.

         In the normal conduct of its business, the Company may be a party to certain litigation. As of May 31, 1998, the Company is a party to a litigation in connection with a clinical test. While the proceedings are still at an early stage, in the opinion of management and as confirmed by legal counsel, the resolution of this matter should have no material effect, if any, on the financial position or results of operations.


11.    Investment in Equity Affiliates

       Medical Diagnostic Management Inc.

     In 1995, UGL entered into an agreement with HSL, whereby a new company, MISE S.A., a British Virgin Islands corporation ("MISE") was formed. The Company invested $3,005 in MISE for 33.3% of the voting rights and 66.6% of the equity of MISE. HSL owned the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE acquired for $1,500 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250 by HSL from Medical Diagnostic Management Inc., a U.S. corporation ("MDM"), and MISE paid HSL a total of $1,500 for certain plans for marketing the know-how and software in several European countries. HSL at the time might be deemed to be related to the Company because of its apparent affiliation with a then director of Unilab Corporation, who presently serves as Chairman and Managing Director of FHL and of UGUK as a result of UGUK's disposal discussed in Note 1. HSL granted to MISE a perpetual license for the use of the MDM know-how and related computer software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. United States generally accepted accounting principles require that purchased know-how and marketing plans be expensed as incurred. Accordingly, during the year ended May 31, 1996, the Company expensed its investment in MISE. As a result of operational difficulties in implementing the original plan, and after having considered several alternatives to achieve their goals, HSL, MDM and the Company agreed to restructure their relationship. As of May 31, 1997, (i) the Company sold its MISE shares to HSL, (ii) HSL caused MISE to assign back to MDM all of its rights related to the MDM know-how and computer software and (iii) MDM issued $3,000 of preferred stock of MDM to the Company. Such preferred stock is redeemable at MDM's option, in whole or in part at a total price of $3,000 in 1998, escalating to $3,600 in 2002. Should MDM offer any of its common stock in an initial public offering, all outstanding shares of preferred stock owned by the Company will be converted into common stock representing the lesser of (a) 15% of the MDM equity on a fully-diluted basis after the public offering, or (b) $5,000 valued at the offering price. Further, as part of the agreement, MDM is obligated to use its best efforts to introduce and implement its business in Europe and to pay the Company a commission of 5% on its net sales in Europe for a period of seven years. As a result of the write-off of the initial investment in MISE and of the above reorganization, the Company's investment in MDM is fully provided for.


12.      Subsequent Events

       In connection with the sale of UGUK, ULSA has agreed to purchase from the latter the London building which houses most of UGUK's operations ("Bewlay House").

       On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12,150. This consideration was paid by (i) the assumption of UGUK's existing debt of $10,692 with a bank and a finance institution; (ii) compensation of an intercompany account of $648; and (iii) $810 in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility reduced to $6,966 after the closing, has a three-year maturity and is subject to quarterly repayments of $162. The financial institution's facility of $1,458 is subject to monthly repayments increasing from $19 presently to $32 in January 2003 when it matures. The Company is actively looking to sell the building. Upon such a sale, if and when it occurs, the Company intends to prepay the debts to the bank and finance institution.


13.      Supplemental Disclosures of Cash Flow Information


                  (in thousands)                Years ended May 31
                                         1998           1997            1996
       Cash paid during the year for:
       Interest                         $2,852         $2,003           $3,048
       Income taxes                      2,179          2,129            2,756


         Capital lease obligations of $955, $1,904, and $3,581 were incurred during the years ended May 31, 1998, 1997 and 1996, respectively.


14.    Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for the years ended May 31, 1998 and 1997 is as follows (in thousands, except per share data)(note that discontinued operations have been reclassified) :

                                                                          Year ended May 31, 1998

                                                            First         Second        Third        Fourth
                                                           Quarter       Quarter      Quarter        Quarter
Revenue                                                   $ 19,774      $ 18,074      $ 26,585      $ 19,070
Operating income (loss)                                        541         2,037         2,126         4,892
Income (loss) from continuing operations                       156         3,303         5,555        (3,130)
Income (loss) from discontinued
    operations                                              (1,120)       (1,379)         (321)            -
Net income (loss)                                             (964)        1,924         5,234        (3,130)
Per share data :
Net income (loss)
    from continuing operations                               $0.02         $0.44         $0.77       ($0.44)
Loss from discontinued operations                          ($0.14)       ($0.18)       ($0.04)             -
Net income (loss)                                         ($ 0.12)         $0.25        $ 0.73      ($ 0.44)

Price range:
High                                                        $ 9.50       $ 10.00        $ 8.50        $ 7.50
Low                                                         $ 3.50        $ 4.50        $ 5.50        $ 4.50

                                                                          Year ended May 31, 1997

                                                            First         Second        Third        Fourth
                                                           Quarter       Quarter      Quarter        Quarter
Revenue                                                   $ 21,627      $ 25,169      $ 22,271      $ 23,568
Operating income (loss)                                      1,320         3,233       (31,074)        3,717
Income (loss) from continuing operations                      (795)        1,539       (18,726)        7,709
Income (loss) from discontinued
   operations                                                 (700)         (892)         (489)         (952)
Net income (loss)                                           (1,495)          647       (19,215)        6,757
Per share data :
Net income (loss)
    from continuing operations                              ($0.13)        $0.24        ($2.52)        $0.97
Loss from discontinued operations                           ($0.11)       ($0.14)       ($0.07)       ($0.12)
Net income (loss)                                          ($ 0.24)       $ 0.10       ($ 2.59)       $ 0.85

Price range :
High                                                       $ 16.75       $ 16.25       $ 14.75       $ 11.50
Low                                                        $ 15.00       $ 13.75        $ 6.75        $ 7.25

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share for a year does not equal the total computed for the year due to stock transactions that occurred during the periods.


15.    Segment Information

     During the years ended May 31, 1997 and 1996, the Company performed testing in relation to clinical trials for the pharmaceutical industry and therefore distinguished its core clinical laboratory business (the "Diagnostic Laboratory Division") from its clinical trials testing business (the "Clinical Trials Division"). As of February 27, 1998, the Company's Clinical Trials Division was spun off to the Company's shareholders.


         Following are the key financial data of the Company for purposes of geographical information.

                                                     Year Ended May 31
                                         1998           1997            1996

Revenues from unaffiliated customers:
            U.S.                             -        $       -        $     -
            Switzerland                 70,076           60,810         66,427
            United Kingdom                   -           21,334         19,596
            Spain                        6,721            6,523          3,754
            Other                        6,706            3,968          2,857

Operating Profit or Loss:
            U.S.                             -                -              -
            Switzerland                  9,830           10,738         10,261
            United Kingdom                   -          (32,083)           925
            Spain                         (191)            (202)          (808)
            Other                          (43)          (1,257)          (108)

Identifiable Assets:
            U.S.                             -                -              -
            Switzerland                 74,350           44,233         54,722
            United Kingdom              10,617           36,360         60,851
            Spain                        5,706            5,382          4,480
            Other                       22,298              666            999

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

(d) During the registrant's two fiscal years ended May 31, 1996 and during the subsequent interim period through May 30, 1997, except as described in section
(e) below, there were no disagreements with Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Richard A. Eisner & Company, LLP would have caused Richard A. Eisner & Company, LLP to make reference to the subject matter of the disagreements in connection with its report.

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

     (iii) The registrant authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the MISE transaction and any other transactions.

(f) During the registrant's two fiscal years ended May 31, 1996 and during the subsequent interim period through May 30, 1997, except as described in section
(g) below, there were no other reportable events (as defined in Item 304(a)(1)(v)).

(g) The former accountant advised the registrant that information had come to the accountant's attention concerning current tax provisions/benefits and deferred tax asset and liability accounts and accounting treatment of a recent segment recapitalization and recent writedowns of real estate and goodwill that, if further investigated, may materially impact the fairness or reliability of the financial statements issued covering the fiscal period ending February 28, 1997 (i.e., subsequent to the date of the most recent audited financial statements), and due to the change of accountants the former accountant did not conduct such further investigation.

(h) The registrant requested Richard A. Eisner & Company, LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter from Richard A. Eisner & Company, LLP is an Exhibit to this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

         The following table sets forth certain information as of October 15, 1998, regarding the directors, executive officers and key management personnel of the Company and its subsidiaries.

Directors and Executive Officers of the Company

 Name                      Age                   Position

Edgard  Zwirn              52      Chairman of The Board and  Director, Chief
                                   Executive Officer and member of Audit
                                    Committee

Enrico Gherardi             49    Director and Secretary

Alessandra van Gemerden     26    Director

Tobias Fenster              52    Director, Chief Executive Officer - Spanish
                                   Operations

Daniel Regolatti            67    Director and member of Audit Committee

Pierre-Alain Blum           52    Director and member of Audit Committee

Bruno Adam                  49    Chief Financial Officer

Eric Wavre                  46    Executive Vice President, Treasurer and Chief
                                   Administrative Officer


Key Executive and Managerial Officers of Subsidiaries

 Name              Age                                  Position

Blaise Mentha      39    Chief Executive Officer - Swiss Operations

Joseph Schuler     46    Executive  Vice  President  and  Chief  Scientific
                          Officer - Swiss Operations, Head of Hospital Laboratory Projects

Frederic Herren    41    President and Chief Operating Officer - International
                           Division

Miguel Payro       34    Executive Vice  President,  Head of Financial  Planning
                          and Business  Development, Head of Investor Relations


         Edgard Zwirn has been Chairman and a member of UniHolding's board of directors since April 28, 1994. Edgard Zwirn was appointed as Chief Executive Officer of UniHolding on April 26, 1994. Edgard Zwirn has been the Chairman of the board of directors of Unilabs Holdings SA (a Panama corporation,

                                     III - 1
"Holdings", which is the Company's largest shareholder) since 1993, ULSA since 1989, UGL since inception in October 1993, UIL, GUCT and UCTI since their respective inception in 1996. He has been Chairman of the board, President and Chief Executive Officer of Unilabs Holdings SA (a Swiss corporation which is the parent company of Holdings, "Swiss Holdings") since 1987. He has been President of UGL since October of 1993. Edgard Zwirn has been a member of Unilab
Corporation's board of directors from November 1993 to June 1995 after having served as a member of the board of directors of the predecessor of Unilab Corporation from its formation in November 1988 until November 1993. Edgard Zwirn has also been Chairman of the board of directors of several UK subsidiaries of the Company, including UGUK, until their disposal in fiscal 1998. He currently is a non-executive director of Focused Health (Jersey) Limited, a company which acquired the former Company's UK operations.


     Enrico Gherardi has been a Management and Financial Consultant and continues to act as a consultant for various companies in Europe on both management and marketing related issues. Enrico Gherardi has been a Director of the Company since June 20, 1994. He has been a Director of Team International, Inc., a Massachusetts corporation, since its inception in April 1993. He became Chairman of the board of directors of Team International in November 1993. Enrico Gherardi was a Director of UGUK since April 30, 1996, until fiscal 1998, and a Director of ULSA since November 28, 1995. Mr. Enrico Gherardi was appointed Secretary of UniHolding in April 1996.


     Alessandra van Gemerden has been a member of UniHolding's board of directors since July 1996. She holds degrees in Management and Psychology and has had prior experience in public relations and management of investment portfolios. Alessandra van Gemerden was a Director of UGUK since April 30, 1996, until fiscal 1998, and a Director of UIL, GUCT and UCTI since their respective inception in 1996. Ms. van Gemerden holds directorships in various non-U.S. corporations involved in the asset management business. She is the niece of Mr. Enrico Gherardi.


     Tobias Fenster has been a member of UniHolding's board of directors since July 1996. He holds degrees in Industrial Engineering and Business Administration from Stanford University. His previous work experience includes consulting services with Booz Allen & Hamilton and management of closely-held enterprises in the wood industry and in the computer distribution industry. Tobias Fenster currently is Chef Executive Officer of ULSP. Mr. Fenster was a Director of UGUK since April 30, 1996, until fiscal 1998, and a Director of UIL, GUCT and UCTI since their respective inception in 1996. Mr. Fenster is Mr. Zwirn's brother-in-law.


     Daniel Regolatti has been a member of UniHolding's board of directors and of the Audit Committee since October 1996. From 1957 to 1992, Mr. Regolatti held various positions with the Nestle group of companies, including his last position as Director of Finance at the Nestle world headquarters. He is currently an independent consultant in management and finance. Mr. Regolatti is a director of Julius Baer Holding and Bank Julius Baer, Zurich. He currently also is a director of ULSA. Mr. Regolatti is also a Member of the International Council for the Verwaltungs und Privat-Bank, Vaduz, Liechtenstein and a Member of the Advisory Council for the MBA Program of the University of Rochester N.Y./Berne, Switzerland.


     Pierre-Alain Blum has been a member of UniHolding's board of directors and of the Audit Committee since October 1996. Mr. Blum was the founder of the EBEL Swiss watch manufacturing group in 1970. He left EBEL in 1996. He currently is an independent consultant in management. Mr. Blum is a director of several companies in various countries. He currently also is a director of ULSA.


     Bruno Adam was a member of UniHolding's board of directors from April 1994 to October 1996. Mr. Adam has been the Chief Financial Officer of UniHolding since May 1994. He has been the Chief Financial Officer and an Executive Vice President of Swiss Holdings since 1988. Mr. Adam has been a Director of Holdings since 1993, Chief Financial Officer of ULSA from 1988 to 1993, and again since 1997, and a Director of UGL from November of 1993 to July 1996. Mr. Adam has been appointed as a director of UCTI (now a subsidiary of GUCT) in September 1998.


     Eric Wavre was appointed Executive Vice President and Chief Financial and Administrative Officer-European Affairs of UniHolding as of June 1, 1995. Mr. Wavre has been Executive Vice President and Chief Financial and Administrative Officer of UGL from January 1994 to July 1996. He was a Director of UGL from April 1994 to July 1996.


     Mr. Blaise Mentha has been appointed as Chief Executive Officer Swiss Operations as of October 1, 1998. From February 1998 to September 1998, he was Chief Operating Officer Swiss Operations French-speaking Region. Prior to his appointment by the Company, Mr. Blaise Mentha was since 1987 a self-employed consultant active in the health care industry. Mr. Mentha also was a director of several companies engaged in this business. From 1993 to January 1998, Mr. Mentha served as executive vice president of a Swiss laboratory group acquired by the Company during the 1998 fiscal year.


     Joseph Schuler was Executive Vice President and Chief Operating Officer of ULSA from June 1994 to September 1998. Since October 1998, Dr. Schuler has been appointed as Head of the Hospital Laboratory Division of ULSA. From 1989 to 1994, Dr. Joseph Schuler was Executive Vice President of Enzymlabor Dr. H. Weber AG, a laboratory owned by ULSA.


     Frederic  Herren  joined  ULSA in  November  1995 and was  appointed  Chief
Operating Officer of UIL in October 1996. From 1987 to 1995, he was a Vice President of Economic Affairs at SGS Societe Generale de Surveillance in Geneva, where his activities included business development in Asia and Eastern Europe.

     Miguel Payro has been a Vice President and financial controller of ULSA since 1994. From October 1996 to October 1997, he also served Chief Financial Officer of UCT and of the South Europe Region.


Section 16(a) Beneficial Reporting Compliance

     Based solely upon the Company's review of the Forms 3 and 4, and any amendments thereto, furnished to it during its most recent fiscal year and the written representations from each of the persons or entities required to file such forms, no person was required to file a Form 5 except Unilabs Holdings SA, the Panama corporation, which failed to file timely Forms 4 for the sales of common stock to the Company reported elsewhere herein. See Item 13, Certain Relationships And Transactions With Related Persons and Consolidated Statements of Stockholders' Equity.


ITEM 11. EXECUTIVE COMPENSATION

         At present, no Director of the Company is compensated for his services to the Company in such capacity.

         The following table sets forth the annual and long-term compensation paid or accrued by the Company for services rendered in all capacities to UniHolding and its subsidiaries during the last three years of those persons who were at May 31, 1998, (i) the Chief Executive Officer of the Company and (ii) the other three executive officers of the Company whose total annual salary and bonus for the year ended May 31, 1998 exceeded $100,000.

                                        SUMMARY COMPENSATION TABLE (1)

                                                                                Long Term Compensation Awards
                                                   Annual Compensation
  Name and Principal Position
                                 Year               Salary and Bonus ($)                 Options (#) (3)
Edgard Zwirn (2),
Chairman of the Board            1998                   $ 490,000                             -
                                 1997                   $ 841,000                          112,821
                                 1996                   $ 475,000                          112,821

Eric Wavre,
Treasurer, Chief Administrative
Officer                          1998                   $ 328,000                             -
                                 1997                   $ 357,000                           25,000
                                 1996                   $ 406,000                           20,000

Bruno Adam,
Chief Financial Officer          1998                   $ 308,000                             -
                                 1997                   $ 335,000                           30,000
                                 1996                   $ 380,000                           20,000

Blaise Mentha,
Chief Executive Officer - ULSA
(5)                              1998                   $ 91,000                              -
                                 1997                       -                                 -
                                 1996                       -                                 -

Paul Hokfelt,
Chief Operating Officer (4)
                                 1998                   $ 203,000                             -
                                 1997                   $ 411,000                           15,000
                                 1996                   $ 481,000                           30,000

          (1) Until May of 1998 and the date hereof, UniHolding did not compensate any of its Directors or Executive Officers. All Directors and Executive Officers are compensated by Company subsidiaries.

          (2) Since the fiscal year 1994 Mr. Edgard Zwirn is compensated by the Company's subsidiary, ULSA, through a management consulting agreement currently providing for a management fee of SFr 720,000 annually (approximately $490,000 in fiscal 1998), paid to a company in which Mr. Zwirn is a director.

          (3) The Company has granted such Options to such individuals on July 9, 1996, and August 22, 1997.

          (4) Mr. Paul Hokfelt resigned from all of his duties with the Company as of January 31, 1998, to become the full-time President and Chief Executive Officer of UCTI, a subsidiary of GUCT. In connection with such resignation, he received a severance payment included in the above amount.

          (5) Mr. Blaise Mentha was appointed by ULSA as of February1, 1998.

                                Pension Benefits

     Other than Mr. Edgard Zwirn, who is compensated through a management contract with a consulting company, all of the named executive officers have retirement benefits pursuant to mandatory provisions of Swiss law. Under the Swiss system, amounts ranging from 9% to 15% of each employee's compensation, depending on age and sex, is deducted by the Company and paid to the social security system and to such employee's account in a fund managed by an independent insurance company, while the Company contributes like amounts. In addition to the legally required plans, the Company offers to its executive officers and other employees supplemental retirement programs, based upon a defined contribution system. During the year ended May 31, 1998, the Company's contribution to the supplemental retirement programs of the named executive officers averaged approximately $30,000 for each. Upon termination of employment contracts, the total employer contribution may be transferred to new pension plans. Relative to its executive officers, the Company has no other pension or retirement liability and has no unfunded liability.

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

     Mr. Blaise Mentha's employment agreement does not contain any special clause other than a notice period of 6 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon Company performance or results.

     Mr. Josef Schuler's employment agreement does not contain any special clause other than a notice period of 6 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon Company performance or results.

     The  board  of  directors   of  the  Company   determines   all   executive
compensation, and may award bonuses or incentive pay to employees at their discretion.

     During the years ended May 31, 1998, 1997 and 1996 respectively, a subsidiary of ULSA made payments of SFr.720,000 (approximately $490,000), SFr. 720,000 (then approximately $610,000) and SFr. 600,000 (then approximately $475,000) for consultancy services to a company which may be deemed to be affiliated with Mr. Enrico Gherardi and with Ms. Alessandra Van Gemerden, both Directors of the Company.

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

     On August 22, 1997, a total of 352,142 additional options were granted. These options are all exercisable beginning in February 1999.

     No options were granted by the Company to its executive officers named in the Summary Compensation Table for the year ended May 31, 1998.

     The aggregate number of options granted to date by the Company to the above named persons are as follows:

    Executive Name      Fiscal Year 1995 Fiscal Year 1996  Fiscal Year 1997 Fiscal Year 1998    Aggregate
                                                                                                 Options
Edgard Zwirn                 50,000           112,821          112,821             -             275,642
Bruno Adam                   10,000           20,000            30,000             -              60,000
Eric Wavre                   2,500            20,000            25,000             -              47,500
Enrico Gherardi              50,000           112,821          112,821             -             275,642
Tobias Fenster                 -              12,000            12,000             -              24,000

     The options granted in fiscal year 1995 have become exercisable on February 17, 1997, while those issued in fiscal year 1996 have become exercisable on January 9, 1998 and those issued in fiscal year 1997 will become exercisable on February 22, 1999. None of the options granted are in the money.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DIRECTORS

         As of October 16, 1998, there were issued 7,627,736 shares of Voting Common Stock, the only class of voting securities of the Company. Each share of Voting Common Stock entitles its holder to one vote, with the exception of 1,846,969 shares of Voting Common Stock held in treasury by the Company. There are accordingly 5,780,767 shares of Voting Common Stock presently with voting rights.

         The following table sets forth, as of October 16, 1998, the name and address of each person known to the Company to be the beneficial owner of more than 5% of the Voting Common Stock, the total number of shares of Voting Common Stock owned by each such person and the percentage of the class owned by each such person. Except as otherwise noted, each such person has full voting and investment power with respect to the shares so owned.

                                                                      Amount and Nature of
Title of Class                                                        Beneficial Ownership       Percent of
                         Name and Address of Beneficial Owner                                     Class (1)
Voting Common   Unilabs Holdings SA                                        2,173,731               37.60%
    Stock       53rd Street
                Urbanizacion ObarrioTorre Swiss Bank
                Sixteenth Floor
                Panama

      "         Edgard Zwirn                                               2,890,018               49.99%
                207-208 Neptune House
                Marina Bay
                Gibraltar (2)

      "         Franklin MutualAdvisers, Inc.                               702,481                12.15%
                51 John F. KennedyParkway
                Short Hills,
                NJ 07078   (3)

                Mutual European Fund                                        576,585                 9.97%
                51 John F. KennedyParkway
      "         Short Hills,
                NJ 07078   (4)

                Grace Brothers, Ltd.                                        464,987                 8.04%
                1560 Sherman Avenue, Suite 900
                Evanston, IL  60201 (5)
      "
      "         Alessandra van Gemerden                                     490,125                 8.48%
                c/o Unilabs S.A.
                12 place de Cornavin
                CH 1211 Geneva,
                Switzerland (6)

      "         Morgan Stanley & Co. Incorporated                           457,049                 7.91%
                1585 Broadway
                New York, NY 10036 (7)

      "         SBC Equity Partners                                         298,384                 5.16%
                1, Europastrasse
                8152 Opfikon, Switzerland

      "         All Directors and Executive Officers as a group (8)       3,647,701                63.10%

  Non-Voting    SBC Equity Partners                                         298,384               100.00%
Common Stock,   1, Europastrasse
  par value     8152 Opfikon, Switzerland
  $0.01 per
    share


     (1) Percent of Class is calculated by dividing the number of currently issued and outstanding shares held by such beneficial owner by the total number of currently issued and outstanding shares of the Company.

     (2) Edgard Zwirn may be deemed to be the beneficial owner of 2,433,579 shares by virtue of his position as Chairman of the Board of Unilabs Holdings SA, a Switzerland corporation ("Swiss Holdings") which is the parent of Unilabs Holdings SA (Panama). However, Mr. Zwirn disclaims beneficial ownership of such shares except for 22.3% thereof, his proportionate ownership of Swiss Holdings or 542,688 shares. Further, he is deemed to beneficially own 580,000 shares by virtue of his position of director in companies which own such shares; Mr. Zwirn disclaims beneficial ownership of all such shares. He directly owns 136,287 shares of the Common Stock of the Company. Mr. Zwirn has the right to acquire an additional 50,000 shares of Common Stock pursuant to an option granted by the Company on August 17, 1995 and exercisable since February 1997, 112,821 shares of Common Stock pursuant to an option granted by the Company on July 9, 1996 and exercisable since January 1998, and 112,821 shares of Common Stock pursuant to an option granted by the Company on August 22, 1997 and exercisable starting February 1999.

     (3) Franklin Mutual Advisers, Inc. ("FMAI") is an investment adviser registered under the Investment Advisers Act of 1940. Two of FMAI's advisory clients (the "Advisory Clients"), one of which is Mutual European Fund, the beneficial owner of 576,585 shares of UniHolding common Stock (see 4), are the beneficial owners, in the aggregate, of 702,481 shares of UniHolding Common Stock (per Schedule 13G filed February 10, 1998). Pursuant to investment advisory agreements with the Advisory Clients, FMAI has sole investment discretion and voting authority with respect to the UniHolding Common Stock beneficially owned by the Advisory Clients. On behalf of the Advisory Clients, FMAI purchased from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") a subparticipation interest in a 100% participation interest in the Unilab Note purchased by DLJ from Unilab Corporation (the "FMAI Subparticipation Interest"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock. The Advisory Clients obtained beneficial ownership of 697,482 shares of UniHolding Common Stock by means of the FMAI Subparticipation Interest. FMAI is a wholly owned subsidiary of Franklin Resources, Inc. ("FRI"), a diversified financial services organization. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FMAI, FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, the beneficial owners of the UniHolding Common Stock owned by the Advisory Clients. FMAI, FRI and the Principal Shareholders have no interest in dividends or proceeds from the sale of UniHolding Common Stock and disclaim beneficial ownership of all UniHolding Common Stock owned by the Advisory Clients.

     (4) Mutual European Fund is one of five portfolios comprising Franklin Mutual Series Fund Inc., an open-end management investment company registered under the Investment Company Act of 1940. Pursuant to an investment advisory agreement with FMAI, FMAI has sole investment discretion and voting authority with respect to the shares of UniHolding Common Stock owned by Mutual European Fund. Mutual European Fund obtained beneficial ownership of 576,585 shares of UniHolding Common Stock by means of the FMAI Subparticipation Interest.

     (5) Grace Brothers, Ltd. ("Grace Brothers") purchased from DLJ a subparticipation interest in a 100% participation interest in the Unilab Note purchased by DLJ from Unilab Corporation (the "Grace Brothers Subparticipation Interest"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock. Grace Brothers obtained beneficial ownership of 464,987 shares of UniHolding Common Stock by means of the Grace Brothers Subparticipation Interest.

     (6) Alessandra van Gemerden, a Director, is deemed to beneficially own 490,125 shares of the Company's Common Stock; however, Ms. van Gemerden disclaims beneficial ownership of such shares except for 90,125 thereof.

     (7) Morgan Stanley holds 408,988 shares that were acquired pursuant to the Morgan Stanley Agreement, including 75,655 that were acquired pursuant to antidilution rights related to the conversion of the Unilab Note. In addition, as per Schedule 13 G/A filed February 13, 1998, Morgan Stanley held as market maker 48,061 shares of UniHolding Common Stock.

     (8) Of the officers and directors as a group, Edgard Zwirn may be deemed to beneficially own 3,149,866 shares of the Company's Common Stock. Enrico
Gherardi,  a  Director,  is deemed to  beneficially  own  249,875  shares of the
Company's Common Stock. Mr. Enrico Gherardi has the right to acquire 50,000 shares of common stock of the Company pursuant to an option granted by the Company on August 17, 1995 and exercisable since February 1997, 112,821 shares of common stock pursuant to an option granted by the Company on July 9, 1996 and exercisable since January 1998, and 112,821 shares of common stock pursuant to an option granted by the Company on August 22, 1997 and exercisable in February 1999. On August 17, 1995, the Company granted options to its other executive officers totaling 27,500 shares of common stock of the Company exercisable in February of 1997. On July 9, 1996, the Company granted options to its other executive officers totaling 70,000 shares of common stock of the Company exercisable since January of 1998. On August 22, 1997, the Company granted options to its other executive officers totaling 70,000 shares of common stock of the Company exercisable in February of 1999.

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

     The acquisition of March 31, 1994, whereby the Company acquired 60% of UGL and 100% of UCLE from Holdings with an option to purchase Holdings' majority interests in its Italian and Spanish operating subsidiaries is considered a related party transaction. Pursuant to the Acquisition Agreement, Holdings assigned to the Company its rights and obligations under the Stockholders' Agreement with Unilab Corporation concerning UGL. In connection with the acquisition of 40% of UGL from Unilab Corporation on June 30, 1995, such Stockholders' Agreement was terminated.

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

     ULSA previously entered into a Cooperation Agreement dated March 25, 1992 with Holdings covering (i) the use of the Unilabs logo and provision of financial and market research advisory services to ULSA ("General Services") and
(ii) mergers and acquisitions advisory services. The agreement, which expired on May 31, 1996, provided for an annual general services fee of $238,000 payable by ULSA. The Cooperation Agreement was assigned to and assumed by UniHolding pursuant to the Acquisition Agreement. Holdings also billed ULSA an additional $355,000 for general and administrative expenses and $282,000 as a finder's fee in relation to an acquisition during fiscal year 1994. The Company also billed Holdings $387,000 relating to laboratory management and consulting services in fiscal 1994. The management fees paid to Holdings by the Company provided for, among other things, the services of Mr. Bruno Adam up to May 31, 1994.

     In December 1993, the Company extended a loan of approximately $2.9 million to Holdings bearing interest at an annual rate of 3.375% which was subsequently canceled by the Company on March 31, 1994, in partial consideration for the acquisition of the European clinical testing companies. Edgard Zwirn, as CEO of the Company, is compensated for his services through and pursuant to a management consulting agreement between a subsidiary of ULSA and a company in which he is a director. The agreement requires an annual payment of SFr 720,000 (approximately $490,000).

     During the year ended May 31, 1995, the Company entered into a management services contract with a company which may be deemed to be affiliated with Mr. Enrico Gherardi, a Director of the Company. The Company paid SFr. 600,000 (then approximately $470,000) under this contract during the year ended May 31, 1995. As of May 31, 1995, the contract was terminated. During the years ended May 31, 1998, 1997 and 1996 respectively, a subsidiary of ULSA made payments of SFr. 720,000 (approximately $490,000) SFr. 720,000 (then approximately $610,000) and SFr. 600,000 (then approximately $500,000) for consultancy services to a company which may be deemed to be affiliated with Mr. Enrico Gherardi and with Ms. Alessandra Van Gemerden, both Directors of the Company.

     During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900,000, the then market value of such shares which was less than the cost of such shares to Holdings. The Company also purchased 13,000 shares of UniHolding's common stock for $217,000. As of May 31, 1998, shareholders and affiliates of Holdings transferred 841,698 shares of UniHolding's common stock to the Company in full and final settlement of Holding's debt to the Company (approximately $5,050,000). In addition, during 1998 the Company purchased 266,848 shares of UniHolding common stock from Holdings for approximately $2,400,000.

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

     In 1995, UGL entered into an agreement with Health Strategies Limited, a Jersey, Channel Islands, corporation ("HSL"), whereby a new company, MISE S.A., a British Virgin Islands corporation ("MISE") was formed. UGL invested $3,005,000 in MISE for 33.3% of the voting rights and 66.6% of the equity of MISE. HSL owned the remaining voting and equity interests in MISE for which it contributed a nominal amount of cash and its agreement to obtain for MISE certain know-how and related software and services. MISE acquired for $1,500,000 certain know-how and computer software from HSL, which know-how and software were simultaneously acquired for $250,000 by HSL from Medical Diagnostic Management Inc., a U.S. corporation ("MDM"), and MISE committed to pay HSL a total of $1,500,000 for certain plans for marketing the know-how and software in several European countries. HSL at the time might be deemed to be related to the Company because of its apparent affiliation with a then director of Unilab Corporation, who presently serves as Chairman and Managing Director of FHL and of UGUK as a result of UGUK's disposal. The investment was made so that it provided the Company access to certain know-how developed by MDM, a company organized in 1989 active in the industry of health information services in the U.S., which is focusing on organizing and managing access to discounted provider networks for ambulatory diagnostic services (radiology, other imaging techniques, and laboratory). HSL granted to MISE a perpetual license for the use of the MDM know-how and related computer software for use in Western Europe. In addition, HSL agreed to provide marketing and support services for a three-year period at no further cost to MISE. The Company, through MISE, intended to market the concept, including the computerized information system, to health insurance companies throughout Europe, a concept expected to be particularly useful and applicable in the context of the ongoing deregulation of the health care system and to provide a useful tool to achieve substantial savings in health care costs in several European countries. As a result of operational difficulties in implementing the original plan, and after having considered several alternatives to achieve their goals, HSL, MDM and UGL agreed to restructure their relationship. As of May 31, 1997, (i) UGL sold its MISE shares to HSL, (ii) HSL caused MISE to assign back to MDM all of its rights related to the MDM know-how and computer software and (iii) MDM issued certain preferred stock of MDM. Such preferred stock is redeemable at MDM's option, in whole or in part at a total price of $3,000,000 in 1998, escalating to $3,600,000 in 2002. Should MDM offer any of its common stock in an initial public offering, all outstanding shares of preferred stock owned by UGL will be converted into common stock representing the lesser of (a) 15% of the MDM equity on a fully-diluted basis after the public offering, or (b) $5,000,000 valued at the offering price. Further, as part of the agreement, MDM is obligated to use its best efforts to introduce and implement its business in Europe and to pay UGL a commission of 5% on its net sales in Europe for a period of seven years. United States generally accepted accounting principles require that purchased know-how and marketing plans be expensed as incurred. Accordingly, during the year ended May 31, 1996, the Company recognized a loss from its equity investee of $3,000,000. As a result thereof and of the above reorganization, the Company's investment in MDM is fully provided for.

         Following are entities affiliated with the Company:

     Holdings. Swiss Holdings owns 100% of Holdings. Edgard Zwirn is Chairman. Bruno Adam is a Director of Holdings.

     Swiss Holdings. Edgard Zwirn is Chairman of the board of directors of Swiss Holdings and, together with certain members of his immediate family, he owns 23.3% of the voting and equity interests in Swiss Holdings. Bruno Adam is Executive Vice President of Swiss Holdings.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page No.


FINANCIAL STATEMENTS AND SCHEDULES:

1. Financial Statements - See Index to Financial Statements at ITEM 8.....

2. Financial Statement Schedule ..........................................

The information required pursuant to Item 601
      of Regulation S-K is incorporated by
      reference to the Exhibit Index of this Report ..............

EXHIBITS:

The information required pursuant to Item 601 of Regulation S-K is incorporated by reference to the Exhibit Index of this report ............


REPORTS ON FORM 8-K:

1. Current Report on Form 8-K dated April 1, 1998
         Reporting on Item 5

2.       Current Report on Form 8-K dated dated May 11, 1998 Reporting on Item 2

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

2.3                         Share Purchase Agreement between Unilabs
                            Group Limited and KK Trust AG., dated February 17, 1997 (1)

2.4 Share Purchase Agreement between Unilabs Group Limited and Unilabs Holdings SA, dated February 18, 1997(2)

2.5 Share Purchase Agreement between Unilabs Group Limited and Unilabs Holdings SA, dated March 13, 1997(2)

2.6 Underwriting Agreement between Unilabs SA and Union Bank of Switzerland, dated April 24, 1997(2)

2.7                         Master Combination Agreement by and among
                            NDA Clinical Trials Services, Inc. ("NDA"),
                            certain NDA stockholders and Global Unilabs
                            Clinical Trials, Ltd., dated as of January 31, 1997
                            (3)

2.8 Stock Purchase Agreement, dated as of July 23, 1996, between Morgan Stanley & Co.,
                            Incorporated and UniHolding Corporation (4)

2.9 Agreement by and among Unilabs Group Limited, Health Strategies Limited and Medical Diagnostic Management, Inc., dated as of May 23, 1997(2)

3.1                         Amended Certificate of Incorporation of
                            UniHolding Corporation (5)

3.2                         Bylaws of UniHolding Corporation(2)

10.1 Memorandum of Agreement between Health Strategies Ltd. and Unilabs Group Ltd. (6)

10.2                        Amended Stock Option Plan (6)

10.3 Lock-Up Agreement between Edgard Zwirn, Unilabs Holdings SA, UniHolding Corp., Unilabs Group Ltd., Unilabs SA and Union Bank of Switzerland, dated April 14, 1997(2)

16                          Letter from Richard A. Eisner & Company, LLP, dated
                            June 16, 1997 (7)

21                          Subsidiaries of Registrant

27                          Financial Data Schedule

- ----------

(1) Incorporated by reference to Current Report on Form 8-K dated February 20, 1997.
(2) Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997.
(3) Incorporated by reference to Current Report on Form 8-K dated January 31, 1997.
(4) Incorporated by reference to Quarterly Report on Form 10-Q for the period ended August 31, 1996
(5) Incorporated by reference to Quarterly Report on Form 10-Q for the period ended November 30, 1996.
(6) Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year ended May 31, 1996.
(7) Incorporated by reference to Amended Current Report on Form 8-K/A dated May 30, 1997

SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UniHolding Corporation



Date:  10-26-98                             By: /s/ Bruno Adam
                                                 Bruno Adam
                                               Treasurer/CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Edgard Zwirn                                         Date: 10-26-98
         Edgard Zwirn
         CEO and Director


By: /s/ Bruno Adam                                            Date: 10-26-98
         Bruno Adam
         CFO and Treasurer


By: /s/ Enrico Gherardi                                       Date: 10-26-98
         Enrico Gherardi
         Director and Secretary


By: /s/ Alessandra Van Gemerden                               Date: 10-20-98
         Director


By: /s/ Tobias Fenster                                        Date: 10-20-98
         Director


By: /s/ Daniel Regolatti                                      Date: 10-20-98
         Director


By: /s/ Pierre-Alain Blum                                     Date: 10-20-98
         Director