Form 10-Q
period 1998-08-31
UNIHOLDING CORP
filed 1998-10-29
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       August 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of October 20, 1998, there were 6,079,151 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
            Form 10-Q for the Quarterly Period Ended August 31, 1998


                                      INDEX

                                                                           Page

Part I      -    FINANCIAL INFORMATION:

Item 1.      Financial Statements                                            3

Consolidated Balance Sheets - August 31, 1998 (unaudited) and
  May 31, 1998                                                               4

Unaudited  Consolidated  Statements  of  Operations - Three
  month  periods ended August 31, 1998, and August 31, 1997                  6

Unaudited  Consolidated  Statements  of Cash Flows - Three
  month  periods  ended August 31, 1998, and August 31, 1997                 7

Notes to Unaudited Consolidated Financial Statements 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II     -     OTHER INFORMATION:

    Item 1.      Legal Proceedings

    Item 6.      Exhibits
                  Signatures

                         PART I - FINANCIAL INFORMATION


    Item 1.      Financial Statements

                           UNIHOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

    ASSETS                                                     August 31, 1998          May 31, 1998
                                                               ---------------          ------------
                                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                           $8,572          $9,186
    Accounts receivable, net of allowance for doubtful accounts         17,280          19,464
    Due from related companies                                           1,547           1,587
    Inventories                                                          1,851           1,849
    Prepaid expenses                                                     2,189           3,090
    Other current assets                                                   372             411
                                                                   -----------     -----------
         Total current assets                                           31,811          35,587
                                                                   -----------     -----------
NON-CURRENT ASSETS:
    Long-term notes receivable                                             818             818
    Deferred tax assets                                                    258             157
    Intangible assets, net                                              46,030          44,344
    Property, plant and equipment, net                                  20,860           8,828
    Investment in equity affiliates                                        538             481
    Long-term investments                                               23,020          22,781
    Other assets, net                                                      247             132
                                                                   -----------     -----------
         Total non-current assets                                       91,771          77,541
                                                                   -----------     -----------
                                                                      $123,582        $113,128
                                                                       =======         =======

                              See notes to financial statements

                           UNIHOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

              LIABILITIES AND STOCKHOLDERS' EQUITY              August 31, 1998       May 31, 1998
                                                                ---------------      ------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
    Bank overdrafts                                                     $6,636          $4,010
    Lease payable                                                          773             809
    Payable to related parties                                             449             100
    Trade payables                                                       5,852           6,911
    Accrued liabilities                                                  5,784           6,018
    Long-term debt                                                       6,066           5,727
    Taxes payable                                                        6,170           6,459
    Deferred taxes                                                         785             769
                                                                   -----------     -----------
         Total current liabilities                                      32,515          30,803
                                                                   -----------     -----------
NON-CURRENT LIABILITIES:
    Lease payable                                                          668             725
    Long-term debt                                                      39,188          29,544
    Taxes payable                                                           75              74
    Deferred taxes                                                         334             336
                                                                   -----------     -----------
         Total non-current liabilities                                  40,265          30,679
                                                                   -----------     -----------
         Total liabilities                                              72,780          61,482
                                                                   -----------     -----------
MINORITY INTERESTS                                                       9,695           9,440
                                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value;
      Voting; authorized 18,000,000 shares;
      issued 7,627,736 at August 31 and May 31, 1998                       $76              76
      Non-Voting; authorized 2,000,000 shares;
      issued and outstanding 298,384 at August 31
       and May 31, 1998                                                      3               3
    Additional paid-in capital                                          49,832          49,832
    Cumulative translation adjustment                                   (1,636)         (2,074)
    Retained earnings                                                    7,536           7,623
                                                                   -----------     -----------
                                                                        55,811          55,460
    Less - cost of  1,846,969  and  1,602,569  shares
     of Common  Stock  held in  treasury at August 31
      and May 31, 1998, respectively                                   (14,704)        (13,254)
                                                                   -----------     -----------
          Total stockholders' equity                                    41,107          42,206
                                                                   -----------     -----------
                                                                      $123,582        $113,128
                                                                       =======         =======

                              See notes to financial statements

                           UNIHOLDING CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except per share data)

                                                                         Three Months ended
                                                                     August 31         August 31
                                                                        1998             1997
                                                                        ----             ----
REVENUE                                                                $20,542         $19,774

Operating expenses:
    Salaries and related charges                                         9,532           8,645
    Supplies                                                             3,663           3,618
    Other operating expenses                                             5,412           5,337
    Depreciation and amortization of tangible assets                       594           1,151
    Amortization of intangible assets                                      746             482
                                                                    -----------     -----------
OPERATING INCOME (LOSS)                                                    595             541

Interest, net                                                             (421)           (272)
Other, net                                                                 169             307
                                                                    -----------     -----------
Income (loss) before taxes and minority interests                          343             576
Tax benefit (provision)                                                   (217)           (268)
                                                                    -----------     -----------
Income (loss) from continuing operations                                   126             308
      before minority interests
Minority interests in income of continuing operations                     (212)           (152)
                                                                    -----------     -----------
Income (loss) from continuing operations                                   (86)            156
    Loss from discontinued operations, net of taxes
    and minority interests                                                   -          (1,120)
                                                                    -----------     -----------
NET LOSS                                                                  ($86)          ($964)
                                                                        =======         =======
Weighted average common shares outstanding                            6,201,351       7,926,120
Earnings per share of common stock
    Net income (loss) from continuing operations                        ($0.01)          $0.02
    Loss from discontinued operations                                    $0.00          ($0.14)
    Net income (loss)                                                   ($0.01)         ($0.12)

                              See notes to financial statements

                           UNIHOLDING CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)

                                                                           Three Months ended
                                                                        August 31       August 31
                                                                           1998           1997
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         ($86)          ($964)
    Adjustments to reconcile net income to net cash
      provided by operations:
    Minority interests in income                                           212             152
    Deferred taxes                                                        (103)            (21)
    Depreciation and amortization of tangible assets                       594           1,151
    Amortization of intangible assets                                      746             482
    Other non-cash (income) expenses                                       449            (756)
    Net changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                                2,462           1,161
      Inventories                                                           32             (34)
      Prepaid expenses                                                     933            (759)
      Other current assets                                                  51             115
      Trade payables                                                    (1,136)         (1,723)
      Accrued liabilities                                                 (341)          1,239
      Taxes payable                                                       (313)           (278)
                                                                   -----------     -----------
    Net cash provided by (used in) operating activities                  3,500            (235)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                         (1,401)           (432)
    Cash proceeds from long-term debt                                    2,001               -
    Proceeds (reimbursement) from (of) bank overdrafts                   2,459             747
    Repayment of lease debt                                               (212)           (209)
    Payment for purchase of treasury stock                              (2,988)               -
                                                                   -----------     -----------
    Net cash provided by (used in) financing activities                   (141)            106
                                                                   -----------     -----------

                                         (continued)

                           UNIHOLDING CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)

                                         (continued)

                                                                        Three Months ended
                                                                      August 31         August 31
CASH FLOWS FROM INVESTING ACTIVITIES:                                    1998             1997
                                                                         ----             ----

    Payment for purchases of property and equipment                    ($3,775)          ($685)
    Loans and advances (to) from affiliates and
      related companies, net                                               117           1,901
    Payment for purchase of interest in subsidiaries                       (69)           (105)
    Payment for purchase of intangible assets                             (413)           (327)
    Proceeds from sale of assets                                            25              12
                                                                     ---------       ---------
    Net cash used in investing activities                               (4,115)            796
                                                                     ---------       ---------

Effect of exchange rate changes on cash                                    142            (245)

Net increase (decrease) in cash and cash equivalents
     from continuing operations                                           (614)            422

Net cash flows (used) by discontinued operations                             -            (555)

Cash and cash equivalents, beginning of year                             9,186           4,925
                                                                     ---------       ---------

Cash and cash equivalents, end of period                                $8,572          $4,792
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

2.       Management Opinion

         In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature.

         The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to the seasonal fluctuations which are normal for the Company's business.

         The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended May 31, 1998.

3.       Net Income (Loss) Per Share

         Net income (loss) per share is computed by dividing net income or net loss by the weighted average number of voting and non-voting common shares outstanding.

4.       Cumulative Translation Adjustment

         The Company's principal operations are located primarily in Switzerland, Italy, Spain, Turkey and Russia. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. In accordance with generally accepted accounting principles in the United States, net gains and losses arising upon translation of local currency financial statements are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account.

5.       Supplemental Disclosure of Cash Flow Information

                                                      Three months ended
                                                 August 31           August 31
                                                    1998                 l997
         Cash paid during the period for
              Interest                             $ 344                $ 443
              Income taxes                           571                  575

     During the period ended August 31, 1998, capital lease obligations of $92 were incurred when the Company entered into leases for new capital equipment.

     During the period ended August 31, 1998, in connection with the acquisition of Bewlay House, the Company incurred liabilities of approximately $8,500.

6.       Acquisition of Bewlay House

       In connection with the sale of UGUK, ULSA has agreed to purchase from the latter the London building which houses most of UGUK's operations ("Bewlay House").

       On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12,322. This consideration was paid by (i) the assumption of UGUK's existing debt of $10,812 with a bank and a finance institution; (ii) compensation of an intercompany account of $733; and (iii) $777 in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility was reduced by $2,312 to $6,966 at closing, has a three-year maturity and is subject to quarterly repayments of $162. The financial institution's facility of $1,458 is subject to monthly repayments increasing from $19 presently to $32 in January 2003 when it matures. The Company is actively looking to sell the building. Upon such a sale, if and when it occurs, the Company intends to prepay the debts to the bank and finance institution.

7.     Long-term Investments


         Focused Healthcare (Jersey) Limited

       As partial consideration for the Company's disposal of UGUK, the Company received non-voting, non-convertible, redeemable preferred shares of Focused Healthcare (Jersey) Limited ("FHL"), with a face value of $11,797. During the year ended May 31, 1998, the Company amortized $1,180 related to its investment in FHL, which reflects management's appraisal of the uncertainty as to the timing and the possibility of recovery of the investment. As of August 31, 1998, such preferred stock of FHL is recorded at $10,837 in the accompanying consolidated financial statements. The Company is of the opinion that no further write-downs are necessary at this time.


         Global Unilabs Clinical Trials Limited

       The Company holds non-voting, non-convertible, redeemable preferred stock of GUCT, with a face value of $20,000. As of August 31, 1998, such preferred stock of GUCT is recorded at $12,183 in the accompanying consolidated financial statements. The Company is of the opinion that no further write-downs are necessary at this time.

8.       Segment Information

         During the year ended May 31, 1998, the Company performed testing in relation to clinical trials for the pharmaceutical industry and therefore distinguished its core clinical laboratory business (the "Diagnostic Laboratory Division") from its clinical trials testing business (the "Clinical Trials Division"). As of February 27, 1998, the Company's Clinical Trials Division was spun off to the Company's shareholders.

         Following are the key financial data of the Company for purposes of geographical information.

                                         Three Months Ended
                                               August 31
                                       1998                1997
                                       ----                ----

Revenues from unaffiliated cust
       U.S.                         $    -                $ -

       Switzerland                    17,385              12,226
       United Kingdom                      -               5,159
       Spain                           1,659               1,443
       Other                           1,498                 946

Operating Profit or Loss:
       U.S.                              -                  -

       Switzerland                       955               1,255
       United Kingdom                      -                (429)
       Spain                            (291)               (256)
       Other                             (69)                (29)


Identifiable Assets:
       U.S.                           12,183              12,000

       Switzerland                    76,424              46,234
       United Kingdom                 23,356-             30,959
       Spain                           6,114               4,953
       Other                           5,505               4,994

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Results of Operations

Three month period ended August 31, 1998 compared with the three month period ended August 31, 1997

     Consolidated revenue was $20.5 million for the three months ended August 31, 1998, representing an increase of $0.8 million (including the effect of the change in the US dollar exchange rate of $0.5 million) from the comparable prior year period, as adjusted for the spin-off of clinical trials operations. Revenue generated by the Swiss operations for the three months was up by 45% in local currency as a result of (i) a 1% increase in sales of the existing laboratories and (ii) the contribution made by the new operations acquired during fiscal 1998. The UK operations, disposed of in January 1998, generated sales of $ 5.2 million in the prior year period. The Spanish operations increased revenues to $1.7 million, as compared to $1.4 million in the comparable prior year period, representing a 16% increase in local currency.

     Operating result for the three months ended August 31, 1998 was an income of $0.6 million, versus $0.5 million in the comparable prior year period, as adjusted for the spin-off of clinical trials operations. The disposal of the loss-making UK operations, which generated operating losses of $0.4 million in the prior year period, was offset by higher amortization expenses in the Swiss operations, resulting from the acquisitions completed during the year, which were not covered by higher operating income during the seasonally slow first fiscal quarter.

     Interest expense, net, increased $0.1 million during the three months ended August 31, 1998, as compared to the prior year, primarily due to higher average borrowing levels resulting from the Swiss acquisitions completed during the year which more than offset the reduction in UK debt as a result of the sale of the UK operations.

     Other income of $0.2 million was recorded for the three months ended August 31, 1998, resulting from foreign currency transactions and changes in foreign currency positions as well as rental income in relation to Bewlay House, as compared to other income of $0.3 million in the prior year comparable period.

     Provision for income taxes in the three months ended August 31, 1998, was $0.2 million, as compared to $0.3 million in the prior year comparable period.

     Minority interests in income in the three months ended August 31, 1998, were $0.2 million as compared to $0.2 million in the prior year comparable period.

Liquidity and Capital Resources

         Net cash provided by operating activities for the three months ended August 31, 1998 amounted to $3.5 million, a change of $3.7 million from the prior year primarily due to reduced net loss of $0.9 million, lower depreciation and amortization expenses of $0.3 million and a positive change in working capital of $1.9 million.

         Net cash used in financing activities for the three months ended August 31, 1998 was $0.1 million, a decrease of $0.2 million from the prior period, primarily due to net debt increase of $$3.1 million offset by a net increase in treasury stock of $3.0 million.

         Net cash used in investing activities for the period ended August 31, 1998 was $4.1million, comparing to net cash provided of $0.8 million in the prior year period. The change is primarily due to increased cash capital expenditures incurred in connection with the acquisition of Bewlay House.

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

(b) Inability to recover the carrying value of the preferred stock in GUCT.

(c) Inability to recover the carrying value of the preferred stock in FHL.

As well as other factors listed in the Company's 1998 Annual Report on Form 10-K, which are incorporated herein by reference.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Arbitration

         As described and discussed more thoroughly in the Company's Annual Report on Form 10-K for the year ended May 31, 1998, the Company is entitled to 80% of the net recovery (less legal fees and costs) of any settlement or successful resolution of the pending arbitration instituted by Americanino Capital Corp. ("ACC") pursuant to an agreement by which the Company sold its remaining interest in ACC.

         The Company's management will continue to monitor and report the progress of the proceedings.

         See also the discussion on Foreclosure Proceedings and Attachment Claim in the 1998 Annual Report on Form 10-K.

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


                                            UniHolding Corporation


                                            By:
                                                     Bruno Adam, CFO




Date:     October 27, 1998