Form 10-K/A
period 1998-05-31
UNIHOLDING CORP
filed 1998-12-07
CIK 354199

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART II

The Registrant is hereby correcting one typographical error in the 1998 Cash Flow Statement (Page II-F-9 of Form 10-K; specifically, changing Net income from continuing operations to $5,884 from $5,984). In addition, Registrant is hereby correcting one error in the 1997 Cash Flow Statement (Page II-F-10 of Form 10-K; specifically, changing Net increase in cash from continuing operations to $10,376 from $13,598). Finally, Registrant is hereby correcting one error in
Note 5 for 1998 total net operating loss carry forwards (Line 4 of the penultimate paragraph of Note 5; specifically, changing to approximately $6.4 million from approximately $31 million).

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

ATAG ERNST & YOUNG
 6, rue d'italie      Telephone: ++41 22 318 06 18
 P.O. Box 3270        Telefax:   ++41 22 312 01 70
 CH-1211 Geneva 3
 Switzerland

REPORT OF INDEPENDENT AUDITORS
to the Board of Directors and Shareholders of

UNIHOLDING CORPORATION, Delaware, USA


We have audited the accompanying consolidated balance sheets of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders' equity and cash flows for the year ended May 31, 1996 were audited by other auditors whose report dated September 26, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniHolding Corporation and subsidiaries at May 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


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
                                                          ======        ======           ======

                        See notes to financial statements
                                     II-F-8

                             UNIHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Years ended May 31
                                                                         1998             1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations                            $ 5,884         ($10,273)         $1,255
 Adjustments to reconcile net income to net cash provided by operations:
 Impairment of investment                                                 1,190                0           3,005
 Minority interests in income                                             2,491              362             942
 Deferred taxes                                                           1,082           (3,188)           (197)
 Depreciation and amortization of tangible assets                         3,071           10,923           5,387
 Amortization of intangible assets                                        2,638           29,089           2,354
 Gain on sale of subsidiary shares                                       (6,007)         (16,164)              0
 Other non-cash (income) expenses                                          (620)          (1,292)            (78)
 Net changes in assets and liabilities, net of acquisitions:                  0
  Accounts receivable                                                   (2,066)          (1,441)         (1,860)
  Inventories                                                             (227)            (276)           (164)
  Prepaid expenses                                                      (1,757)             591             193
  Other current assets                                                   2,179              266            (428)
  Trade payables                                                            61              837           2,205
  Accrued liabilities                                                    1,530             (383)           (114)
  Taxes payable                                                          1,754            1,870             675
                                                                   -----------      -----------     -----------
Net cash provided by operating activities                               11,203           10,921          13,175
                                                                   -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of share capital, net of   expenses            (87)          21,152           1,240
Repayment of long-term debt                                               (168)         (20,115)         (1,156)
Cash proceeds from long-term debt                                       25,204                0           4,560
Proceeds (reimbursement) from (of) bank overdrafts                       2,868           (1,131)            171
Dividend paid to minority shareholders                                  (3,662)            (209)           (331)
Repayment of lease debt                                                   (620)          (1,697)         (1,796)
Payment for purchase of treasury stock                                  (2,949)            (696)         (3,162)
                                                                   -----------      -----------     -----------
Net cash provided by (used in) financing activities                     20,586           (2,696)           (474)
                                                                   -----------      -----------     -----------

                                  (continued)
                                     II-F-9

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                                                     Years ended May 31
                                                                     1998             1997              1996
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for purchases of property and equipment                 (2,661)          (3,641)           (3,357)
    Loans and advances (to) from affiliates and                          0
      related companies, net                                        (1,213)          (5,719)           (6,196)
    Payment for businesses acquired net of cash acquired           (27,323)         (15,403)          (16,418)
    Payment for purchase of intangible assets                         (842)             (59)             (139)
    Proceeds from sale of subsidiary shares                          8,084           26,842               481
                                                                 ---------      -----------       -----------
    Net cash provided by (used in) investing activities            (23,955)           2,020           (25,629)
                                                                 ---------      -----------       -----------

Effect of exchange rate changes on cash                               (244)             131              (123)

Net increase (decrease) in cash and cash equivalents
     from continuing operations                                      7,590           10,376           (13,051)

Net cash flows (used) by discontinued operations                    (3,329)          (6,984)           (2,355)

Cash and cash equivalents, beginning of year                         4,925            1,533            16,939
                                                                  --------      -----------       -----------
Cash and cash equivalents, end of year                              $9,186           $4,925            $1,533
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
                                   ===========    ===========      ===========


         Certain of the Company's subsidiaries have incurred losses, which can be used to offset their taxable income for up to seven years after incurring the losses, depending on the applicable tax legislation. Total net operating loss carry forwards amount to approximately $6,400. Management has reviewed the probability of realization of the tax benefits that may arise from these losses being carried forward. Based on the estimated realization, the Company has reserved for the tax benefits in all cases where it has not been satisfied that it is more likely than not that the benefits will be realized. Therefore, the Company has recognized deferred tax assets of $157. The major portion of underlying net operating loss carry forwards is expected to expire starting in 2004.

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

2. Financial Statement Schedule II..........................................

The information required pursuant to Item 601
      of Regulation S-K is incorporated by
      reference to the Exhibit Index of this Report ..............

EXHIBITS:

The information required pursuant to Item 601 of Regulation S-K is incorporated by reference to the Exhibit Index of this report ............


REPORTS ON FORM 8-K:

1.       Current Report on Form 8-K filed April 1, 1998
         Reporting on Item 5

2.       Current Report on Form 8-K filed May 11, 1998 Reporting on Item 2

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

               UNIHOLDING CORPORATION AND SUBSIDIARIES               Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                                                               Additions
                                            Balance at    Charged to            Charged to                 Effect of      Balance
                                            Beginning     Cost and              Other                      Currency       at End
                                            of Period     Expenses     Other     Accounts    Deductions    Changes        Period
                                            ---------     ---------    ------    --------    ----------    -------       -------
Year ended May 31, 1996
     Allowance for doubtful accounts       $1,457(1)      $743          $0       $0          $605          ($95)         $1,500
  Deferred tax on loss carryforwards          510            0           0        0           173            59             396

Year ended May 31, 1997
     Allowance for doubtful accounts       $1,500         $595          $0       $0          $826          ($68)         $1,201
  Deferred tax on loss carryforwards          396        2,249        (204)(2)    0             0             0           2,441

Year ended May 31, 1998
     Allowance for doubtful accounts       $1,201         $522      $2,188 (3)   $0          $920 (4)      ($51)         $2,940
  Deferred tax on loss carryforwards        2,441            0          30        0         1,504 (5)       (94)            873



(1) total allowance for doubtful accounts of $1,901 as disclosed in the balance sheet as of May 31, 1995, included $444 of allowance on long-term notes receivable, not included above, and classified separately in the balance sheet as of May 31, 1996.

(2) restatement for operations discontinued in fiscal 1998

(3) includes $569 of collections of amounts previously reserved, and $1,619 of allowances acquired in fiscal 1998

(4) includes $307 related to business disposed of in fiscal 1998

(5) includes $1,213 of allowances used and $291 of allowances related to business disposed of in fiscal 1998

REPORT OF INDEPENDENT AUDITORS
to the Board of Directors and Shareholders of

UNIHOLDING CORPORATION, Delaware, USA

We have audited the consolidated balance sheets of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1998, and have issued our report thereon dated October 26, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for each of the two years in the period ended May 31, 1998. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The consolidated statements of operations, stockholders' equity and cash flows for the year ended May 31, 1996 were audited by other auditors whose report dated September 26, 1996, expressed an unqualified opinion on those statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Geneva, Switzerland,
October 26, 1998               ATAG ERNST & YOUNG SA



                              /s/ C. PICCI                  /s/S. REID
                              ---------------------       ---------------------
                              C. Picci                      S. Reid
                            Expert-comptable diplome
                              (Auditor in charge)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
UniHolding Corporation
New York, New York

We have audited the consolidated financial statements of UniHolding Corporation and subsidiaries for the year ended May 31, 1996 referred to in our report dated September 26, 1996 which are included in the Company's Form 10-K. In connection with our audit of these financial statements, we audited the financial statement schedule listed under Item 14. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

Richard A. Eisner & Company, LLP

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

Date: November 30, 1998