Form 10-Q/A
period 1998-08-31
UNIHOLDING CORP
filed 1999-01-14
CIK 354199

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

For the transition period            to

                           Commission File No. 0-9833

                             UNIHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                              58-1443790
- ----------------------------               -----------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation)                           Identification Number)


96 Spring Street, 8th Floor, New York, New York               10012
- -----------------------------------------------            -----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (212) 219-9496


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS -
                  IMPACT OF YEAR 2000

IMPACT OF YEAR 2000

As previously reported in the Company's Form 10-K for the year ended May 31, 1998, most of the Company's laboratories are faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after the Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with patient- related computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, suppliers and other third parties to assure that their systems and related interfaces are compliant. Given the different computer systems operated by the Company's business units, the type and extent of the Year 2000 issues and the cost of remediation vary significantly among the Company's laboratories. Failure to achieve timely remediation of computer systems that process client information and transactions, and of all other systems with embedded technologies that are critical to the Company's operations, would have a material adverse effect on the Company's business, operations and financial results.

In response to the Year 2000 concerns, the Company created a Year 2000 Task Force to coordinate and monitor the laboratories' progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management, provides regular progress reports to executive management, and regularly meets with executive management to discuss its reports.

The Company's initial plans called for all critical systems to be renovated and compliance testing underway by the end of calendar 1998. As of January 11, 1999, the Company estimated that approximately 40 to 50% of its critical systems had been renovated and compliance testing underway, and that the balance will be renovated by June 30, 1999. As the Company uses many computerized laboratory machinery manufactured, provided and maintained by third-party vendors, it has requested each of those vendors to provide the Company with appropriate certification that the machinery is Year 2000 compliant. The Company currently estimates that approximately 40% of such certification has been received, and it continuously presses those vendors that have not responded. Acceptance testing is scheduled to take place through mid-1999 with time frames differing by laboratory unit. Completion of any third party interface testing is dependent upon those third parties completing their own internal remediation. The Company could be adversely affected to the extent third parties with which it interfaces (including some of the Company's customers) have not properly addressed their Year 2000 issues. The Company currently develops contingency plans to handle critical areas in the event remediation is not fully successful or is beyond the Company's control.

In fiscal 1998, the Company spent approximately $0.5 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $0.5 million to $1.0 million in fiscal 1999, and of approximately $0.2 million in fiscal 2000. Substantially all of the expenditures already made are related to internal payroll and external consultants, while future expenditures include approximately $0.5 for computer equipment that was not compliant and should be replaced.

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




Date:    January 12, 1999