Form 10-Q
period 1998-11-30
UNIHOLDING CORP
filed 1999-01-14
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       November 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of January 13, 1999, there were 6,079,151 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                Form 10-Q for the Quarterly Period Ended November, 30, 1998


                                      INDEX

                                                                           Page

Part I - FINANCIAL INFORMATION:

Item 1. Financial Statements                                                  3

Consolidated Balance Sheets - November 30, 1998
 (unaudited) and May 31, 1998                                                 4

Unaudited Consolidated Statements of
 Operations - Three month and six month periods ended
  November 30, 1998, and November 30, 1997                                    6

Unaudited Consolidated Statements of Cash Flows - Six month
 periods ended November 30, 1998, and November 30, 1997                       7

Notes to Unaudited Consolidated Financial Statements                          9

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                          13


Part II - OTHER INFORMATION:

         Item 1.  Legal Proceedings                                           16

         Item 6.  Exhibits                                                    17
                  Signatures                                                  18

                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                ASSETS                                    November          May 31,
                                                                          30, 1998           1998
                                                                       ---------------    ------------
                                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $6,155             $9,186
Accounts receivable, net of allowance for doubtful accounts            20,853             19,464
Due from related companies                                              2,782              1,587
Inventories                                                             1,853              1,849
Prepaid expenses                                                        1,740              3,090
Other current assets                                                      437                411
                                                                    ----------         ----------
                         Total current assets                          33,820             35,587
                                                                    ----------         ----------
NON-CURRENT ASSETS:
Long-term notes receivable                                                818                818
Deferred tax assets                                                       289                157
Intangible assets, net                                                 46,507             44,344
Property, plant and equipment, net                                     20,546             8,828
Investment in equity affiliates                                           550                481
Long-term investments                                                  23,289             22,781
Other assets, net                                                         232                132
                                                                    ----------         ----------
                       Total non-current assets                        91,942             77,384
                                                                    ----------         ----------
                                                                     $125,762           $112,971
                                                                    ==========         ==========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                LIABILITIES AND STOCKHOLDERS' EQUITY                   November         May 31,
                                                                       30, 1998          1998
                                                                      -------------    ------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
Bank overdrafts                                                        $2,886            $4,010
Lease payable                                                             701               809
Payable to related parties                                                109               100
Trade payables                                                          7,028             6,911
Accrued liabilities                                                     7,253             6,018
Long-term debt                                                          6,866             5,727
Taxes payable                                                           6,682             6,459
Deferred taxes                                                            -                 769
                                                                     -----------      -----------
                      Total current liabilities                        31,525            30,803
                                                                     -----------      -----------
NON-CURRENT LIABILITIES
Lease payable                                                             557               725
Long-term debt                                                         42,511            29,544
Taxes payable                                                              77                74
Deferred taxes                                                             33               179
                                                                     -----------      -----------
                    Total non-current liabilities                      43,178            30,522
                                                                     -----------      -----------
                          Total liabilities                            74,703            61,325
                                                                     -----------      -----------
MINORITY INTERESTS                                                      9,323             9,440
                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
Voting; authorized 18,000,000 shares; issued 7,627,736 at
November 30 and May 31, 1998                                           $   76                76
Non-Voting; authorized 2,000,000 shares; issued and
outstanding 298,384 at November 30 and May 31, 1998                         3                 3
Additional paid-in capital                                             49,832            49,832
Cumulative translation adjustment                                        (969)           (2,074)
Retained earnings                                                       8,498             7,623
                                                                     -----------     -----------
                                                                       57,440            55,460
Less - cost of 2,006,969 and 1,602,569 shares of Common
Stock held in treasury at November 30 and May 31, 1998,
respectively                                                          (15,704)          (13,254)
                                                                    -----------       -----------
Total stockholders' equity                                             41,736            42,206
                                                                    -----------       -----------
                                                                     $125,762          $112,971
                                                                     ========         ===========


                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                      Three Months ended                   Six Months ended
                                                         November 30,                        November 30,

                                                 1998              1997              1998             1997
                                               -----------      -----------       -----------       -----------
REVENUE                                        $26,942           $18,074            $47,484           $37,848

Operating expenses:
Salaries and related charges                    10,458             6,545             19,990            15,190
Supplies                                         4,693             2,935              8,356             6,553
Other operating expenses                         6,533             5,408             11,945            10,745
Depreciation and amortization of
tangible assets                                    719               540              1,313             1,691
Amortization of intangible assets                  806               609              1,552             1,091
                                            -----------       -----------        -----------       -----------
OPERATING INCOME                                 3,733             2,037              4,328             2,578

Interest, net                                     (626)                1             (1,047)             (271)
Other, net                                          24             2,601                193             2,908
                                            -----------       -----------        -----------       -----------
Income before taxes and minority
interests                                        3,131             4,639              3,474             5,215
Tax provision                                     (907)             (606)            (1,124)             (874)
                                            -----------       -----------        -----------       -----------
Income from continuing operations
before minority interests                        2,224             4,033              2,350             4,341

Minority interests in income of
continuing operations                           (1,263)             (730)            (1,475)             (882)
                                            -----------       -----------        -----------       -----------
Income from continuing operations                  961             3,303                875             3,459

Loss from discontinued operations, net
of taxes and minority interests                  -                (1,379)              -               (2,499)
                                            -----------       -----------        -----------       -----------
NET INCOME                                        $961            $1,924               $875              $960
                                            ==========        ===========        ===========       ===========

Weighted average common shares
outstanding                                  5,926,184         7,581,870          6,064,519         7,754,936
Earnings per share of common stock
Net income from continuing operations
                                                 $0.16             $0.44              $0.14             $0.45
Loss from discontinued operations                  -              ($0.18)               -              ($0.32)
Net income                                       $0.16             $0.25              $0.14             $0.12



                                        6
                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Six Months ended November 30,
                                                                       1998               1997
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                  $875             $3,459
Adjustments to reconcile net income to net cash provided by
operations:
Minority interests in income                                          1,475              1,083
Deferred taxes                                                         (940)              (175)
Depreciation and amortization of tangible assets                      1,313              1,168
Amortization of intangible assets                                     1,552              1,062
Other non-cash (income) expenses                                        762             (2,847)
Net changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                                   (514)              (953)
 Inventories                                                             78                (63)
 Prepaid expenses                                                     1,468                (57)
 Other current assets                                                    17                (88)
 Trade payables                                                        (167)              (171)
 Accrued liabilities                                                  1,031                365
 Taxes payable                                                          141               (806)
                                                                    -----------       -----------
Net cash provided by (used in) operating activities                   7,091              1,977
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                          (3,115)              (821)
Cash proceeds from long-term debt                                     6,977                 -
Proceeds (reimbursement) from (of) bank overdrafts                   (1,277)               861
Dividend paid to minority shareholders                               (1,819)            (1,317)
Repayment of lease debt                                                (435)              (113)
Payment for purchase of treasury stock                               (2,450)            (3,977)
                                                                    -----------       -----------
Net cash provided by (used in) financing activities                  (2,119)            (5,367)
                                                                    -----------       -----------

                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                                      Six Months ended November 30,

                                                                       1998            1997
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchases of property and equipment                      ($4,119)         ($847)
Loans and advances (to) from affiliates and related companies, net
                                                                      (1,919)         1,555
Payment for purchase of interest in subsidiaries                         (72)          (242)
Payment for purchase of intangible assets                             (2,243)          (712)
Proceeds from sale of assets                                             -              743
                                                                     ---------      ---------
Net cash (used in) provided by investing activities                   (8,353)           497
                                                                     ---------      ---------
Effect of exchange rate changes on cash                                  350            (94)

Net increase (decrease) in cash and cash equivalents
 from continuing operations
                                                                      (3,031)        (2,987)

Net cash flows provided by discontinued operations                       -              276

Cash and cash equivalents, beginning of year                           9,186          4,925
                                                                     ---------      ---------
Cash and cash equivalents, end of period                              $6,155         $2,214
                                                                      ========      =========

                        See notes to financial statements

UNIHOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Monetary amounts in thousands, except per share data)

1.       Basis of Presentation

The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates is accounted for on the equity method. Prior periodsO financial statements have been restated to reflect the effect of discontinued operations.

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

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended May 31, 1998.

3.       Earnings Per Share

Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share. This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, and for entities with a complex capital structure requires the additiona presentation of diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.

The adoption of this standard did not impact the Company's reported EPS, as no dilutive securities were outstanding during the periods presented, because all outstanding options were and are out of the money. Accordingly, for all periods presented, income or loss per common share was computed by dividing net income or net loss by the weighted average number of voting and non-voting shares outstanding during the year.

4.       Cumulative Translation Adjustment

The Company's principal operations are located primarily in Switzerland, Italy, Spain, Turkey and Russia. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period. Net gains and losses arisin upon translation of local currency financial statements to US dollars are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account.

5.       Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This Statement is effective for financial statements for periods beginning after December 15, 1997, however interim period disclosure is limited to reporting a total for comprehensive income. The CompanyOs comprehensive income represents net income plus the change in the cumulativ translation adjustment equity account for the periods presented. The Company has determined total comprehensive income or (loss), net of tax, to be $1,627 and $486 for the three months ended November 30, 1998 and 1997, respectively, and $1,979 and ($2,470) for the six months ended November 30, 1998 and 1997, respectively.

6.       Supplemental Disclosure of Cash Flow Information


                                      Six months ended November 30,

                                         1998                 1997
 Cash paid during the year for:
  Interest                              $ 1,015              $ 582
  Income taxes                          1,059                1,418

During the period ended November 30, 1998, capital lease obligations of $96 were incurred when the Company entered into leases for new capital equipment.

During the period ended November 30, 1998, in connection with the acquisition of Bewlay House, the Company incurred liabilities as described in Note 7.

7.       Acquisition of Bewlay House

In connection with the sale of UGUK, ULSA agreed to purchase from the latter the London building which houses most of UGUK's operations ("Bewlay House").

On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12,322. This consideration was paid by (i) the assumption of UGUK's existing debt of $10,812 with a bank and a finance institution; (ii) compensation of an intercompany account of $733; and (iii) $777 in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility was reduced by $2,388 to $6,966 at closing, has a three-yea maturity and is subject to quarterly repayments of $162. The financial institution's facility of $1,458 is subject to monthly repayments increasing from $19 presently to $32 in January 2003 when it matures. The Company is actively looking to sell the building. Upon such a sale, if and when it occurs, the Company intends to prepay the debts to the bank and finance institution.

8.       Long-term Investments

         Focused Healthcare (Jersey) Limited

As partial consideration for the Company's disposal of UGUK, the Company received non-voting, non-convertible, redeemable preferred shares of Focused Healthcare (Jersey) Limited ("FHL"), with a face value of $11,797. During the year ended May 31, 1998, the Company amortized $1,180 related to its investment in FHL, which reflects management's appraisal of the uncertainty as to the timing and the possibility of recovery of the investment. As of November 30, 1998, such preferred stock of FHL is recorded at $11,106 in the accompanying consolidated financial statements. The Company is of the opinion that no further write-downs are necessary at this time.

         Global Unilabs Clinical Trials Limited

As of February 27, 1998, the Company spun off its then wholly-owned subsidiary Global Unilabs Clinical Trials Limited (OGUCTO) to its shareholders. During the three and six months periods ended November 30, 1997, GUCT had consolidated revenues of $2,837 and $5,652, respectively. The Company continues to hold non-voting, non-convertible, redeemable preferred stock of GUCT, with a face value of $20,000. As of November 30, 1998, such preferred stock of GUCT is recorded at $12,183 in the accompanying consolidated financial statements. The Company is of the opinion that no further write-downs are necessary at this time.

9.       Segment Information

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

Following are the key financial data of the Company for purposes of geographical information.


                                                       Six Months Ended
                                                        November 30,
                                                  1998               1997
Revenues from unaffiliated customers
       Switzerland                                $39,998            $26,761
       United Kingdom                              -                 -
       Spain                                      3,923              3,274
       Other                                      3,563              7,813

Operating Profit or Loss:
       Switzerland                                5,772              3,922
       United Kingdom                              (181)             -
       Spain                                      (352)              (242)
       Other                                      (912)              (1,102)

Identifiable Assets:
       Switzerland                                74,594             55,338
       United Kingdom                             23,497             9,544
       Spain                                      6,537              5,417
       Other                                      21,423             5,992

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and six month periods ended November 30, 1998 compared with the three and six month periods ended November 30, 1997

Consolidated revenue was $26.9 million and $47.5 million for the three and six months ended November 30, 1998, representing respectively an increase of $8.8 million and $9.7 million (including the effect of the change in the US dollar exchange rate of $0.3 million) from the comparable prior year periods, as restated for the spin-off of the clinical trials operations. Revenue generated by the Swiss operations for the three and six months was up by 49% and 56% in local currency as a result of (i) a 1% increase in sales of the existing laboratories and (ii) the contribution made by the new operations acquired during fiscal 1998. The UK operations, disposed of in January 1998, generated sales of $5.2 million in the prior year six months period. The Spanish operations increased revenues to $3.9 million, as compared to $3.3 million in the comparable prior year six months period representing a 19% increase in local currency.

Operating income for the three months ended November 30, 1998 was $3.7 million, versus $2.0 million in the comparable prior year three months period, and for the six months ended November 30, 1998 was $4.3 million, versus $2.6 million in the comparable prior year six months period, as restated for the spin-off of clinical trials operations. Such increase of $1.7 million was essentially due to the Swiss operations, which increased operating income by $1.8 million.

Interest  expense,  net,  increased  $0.7  million  during the six months  ended
November 30, 1998, as compared to the prior year, primarily due to higher average borrowing levels resulting from the Swiss acquisitions completed during fiscal 1998 and to the increase in UK debt as a result of the acquisition of the UK building.

Provision for income taxes in the six months ended November 30, 1998, was $1.1 million, as compared to $0.9 million in the prior year comparable period.

Minority interests in income in the six months ended November 30, 1998, were $1.5 million as compared to $0.9 million in the prior year comparable period, an increase resulting essentially from the increased profitability of the Swiss operations.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended November 30, 1998 amounted to $7.1 million, a change of $5.1 million from the prior year primarily due to the increased profitability of Swiss operations and a change in working capital of $4.8 million.

Net cash used in financing activities for the six months ended November 30, 1998 was $2.1 million, a decrease of $3.3 million from the prior period, primarily due to a net debt increase of $2.2 million, offset by a reduction in purchases of treasury stock of $1.5 million.

Net cash used in investing activities for the six months ended November 30, 1998 was $8.4 million, comparing to net cash provided of $0.5 million in the prior year comparable period. The change is primarily due to increased cash capital expenditures incurred in connection with the acquisition of Bewlay House, and to the purchase of intangible assets.

In connection with the sale of UGUK, ULSA agreed to purchase from UGUK the London building which houses most of UGUK's operations ("Bewlay House"). On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12.3 million. This consideration was paid by (i) the assumption of UGUK's existing debt of $10.8 million with a bank and a finance institution; (ii) compensation of an intercompany account of $0.7 million; and (iii) $0.8 million in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility reduced to $6.9 million after the closing, has a three-year maturity and is subject to quarterly repayments of $0.1 million. The financial institution's facility of $1.5 million is subject to monthly repayments up to January 2003 when it matures. The Company is actively seeking to sell the building. Upon such a sale, if and when it occurs, the Company intends to prepay the debts to the bank and finance institution. Accordingly, as of January 12, 1999, the Company's bank facilities provide for a total of approximately $59 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of January 12, 1999, the Company had approximately $10 million of availability under the aggregate credit facilities.

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

In fiscal 1998, the Company spent approximately $0.5 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $0.5 million to $1.0 million in fiscal 1999, out of which approximately $0.3 million were spent in the six months ended November 30, 1998, and of approximately $0.2 million in fiscal 2000. Substantially all of the expenditures already made are related to internal payroll and external consultants, while future expenditures include approximately $0.5 for computer equipment that was not compliant and should be replaced.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its ne business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in such forward-looking statements.

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


                                             UniHolding Corporation


                                             By:   /s/ Bruno Adam
                                                     Bruno Adam, CFO




Date:    January 13, 1999