Form 10-Q
period 1999-02-28
UNIHOLDING CORP
filed 1999-04-16
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       February 28, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of April 13, 1999, there were, for accounting purposes, 3,151,480 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
           Form 10-Q for the Quarterly Period Ended February 28, 1999


                                      INDEX

                                                                           Page

Part I - FINANCIAL INFORMATION:

Item 1. Financial Statements                                                  3

Consolidated Balance Sheets - February 28, 1999 (unaudited)
   and May 31, 1998                                                           4

Unaudited Consolidated Statements of Operations - Three month
 and nine month periods ended February 28, 1999, and February 28, 1998        6

Unaudited Consolidated Statements of Cash Flows - Nine month
 periods ended February 28, 1999, and February 28, 1998                       7

Notes to Unaudited Consolidated Financial Statements                          9

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                          13


Part II - OTHER INFORMATION:

         Item 1.  Legal Proceedings                                           16

         Item 6.  Exhibits                                                    16
                  Signatures                                                  17

                         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                ASSETS                              February 28,       May 31,
                                                                        1999            1998
                                                                    -----------     ------------
                                                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $8,960           $9,186
Accounts receivable, net of allowance for doubtful accounts            20,083           19,464
Due from related companies                                              1,410            1,587
Inventories                                                             1,842            1,849
Prepaid expenses                                                        1,998            3,090
Other current assets                                                    1,942              411
                                                                     ----------       ---------
                         Total current assets                          36,235           35,587
                                                                     ----------       ---------
NON-CURRENT ASSETS:
Long-term notes receivable                                                818              818
Intangible assets, net                                                 45,088           44,344
Property, plant and equipment, net                                      7,879            8,828
Investment in equity affiliates                                           231              481
Long-term investments                                                  26,303           22,781
Other assets, net                                                         219              132
                                                                     ----------       ---------
                       Total non-current assets                        80,538           77,384
                                                                     ----------       ---------
                                                                     $116,773         $112,971
                                                                     ==========       =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                LIABILITIES AND STOCKHOLDERS' EQUITY                February 28,        May 31,
                                                                         1999            1998
                                                                     -----------     ----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
Bank overdrafts                                                        $1,821           $4,010
Lease payable                                                             655              809
Payable to related parties                                                421              100
Trade payables                                                          7,484            6,911
Accrued liabilities                                                     5,363            6,018
Long-term debt                                                          5,795            5,727
Taxes payable                                                           6,706            6,459
Deferred taxes                                                            -                769
                                                                     -----------       ---------
                      Total current liabilities                        28,245            30,803
                                                                     -----------       ---------
NON-CURRENT LIABILITIES:
Lease payable                                                             628               725
Long-term debt                                                         36,876            29,544
Taxes payable                                                              75                74
Deferred taxes                                                             -                179
                                                                     -----------       ---------
                    Total non-current liabilities                      37,579            30,522
                                                                     -----------       ---------
                          Total liabilities                            65,824            61,325
                                                                     -----------       ---------
MINORITY INTERESTS                                                     18,791             9,440
                                                                     -----------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
Voting; authorized 18,000,000 shares; issued 7,627,736 at
February 28, 1999, and May 31, 1998                                       $76                76
Non-Voting; authorized 2,000,000 shares; issued and
outstanding 298,384 at February 28, 1999, and May 31, 1998                  3                 3
Additional paid-in capital                                             49,832            49,832
Cumulative translation adjustment                                      (1,630)           (2,074)
Retained earnings                                                       8,624             7,623
                                                                     -----------      -----------
                                                                       56,905            55,460

Less - cost of 4,774,640 and 1,602,569 shares of Common
Stock held in treasury at February 28,1999, and May 31, 1998,
respectively                                                          (24,747)          (13,254)
                                                                     -----------       ---------
Total stockholders' equity                                             32,158            42,206
                                                                     -----------       ---------
                                                                     $116,773          $112,971
                                                                     ===========       =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                      Three Months ended                   Nine Months ended
                                                         February 28,                        February 28,

                                                   1999               1998              1999               1998
                                               -----------       -----------         -----------       -----------
REVENUE                                          $24,469           $20,631             $71,953           $58,479

Operating expenses:
Salaries and related charges                       9,698             7,466              29,688            22,656
Supplies                                           4,348             2,681              12,704             9,234
Other operating expenses                           6,995             6,619              18,940            17,364
Depreciation and amortization of
tangible assets                                      839               518               2,152             2,209
Amortization of intangible assets                    836               792               2,388             1,883
                                               -----------       -----------        -----------        -----------
OPERATING INCOME                                   1,753             2,555               6,081             5,133

Interest, net                                       (503)              242              (1,550)              (29)
Other, net                                          (322)            3,973                (129)             6,881
                                               -----------       -----------        -----------        -----------
Income before taxes and minority
interests                                            928             6,770               4,402             11,985
Tax provision                                       (426)             (252)             (1,550)            (1,126)
                                               -----------       -----------        -----------        -----------
Income from continuing operations
before minority interests                            502             6,518               2,852             10,859

Minority interests in income of
continuing operations                               (376)             (963)             (1,851)            (1,845)
                                               -----------       -----------        -----------        -----------
Income from continuing operations                    126             5,555               1,001              9,014

Loss from discontinued operations, net
of taxes and minority interests                      -                (321)                -               (2,820)
                                               -----------       -----------        -----------        -----------
NET INCOME                                          $126            $5,234              $1,001             $6,194
                                               ===========       ===========        ===========        ===========

Weighted average common shares
outstanding                                    5,918,366         7,184,136           6,016,337          7,566,760
Earnings per share of common stock
Net income from continuing operations              $0.02             $0.77               $0.17              $1.19
Loss from discontinued operations                     -             ($0.04)                 -              ($0.36)
Net income                                         $0.02             $0.73               $0.17              $0.82

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Nine Months ended February 28,

                                                                        1999                 1998
                                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                  $1,001               $9,014
Adjustments to reconcile net income to net cash provided by
operations:
Minority interests in income                                            1,851                1,845
Deferred taxes                                                         (1,008)                (302)
Depreciation and amortization of tangible assets                        2,152                2,209
Amortization of intangible assets                                       2,388                1,883
Other non-cash (income) expenses                                        1,172                  119
Net changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                                     (355)                (884)
 Inventories                                                               36                  (96)
 Prepaid expenses                                                       1,175               (1,224)
 Other current assets                                                  (1,518)               2,134
 Trade payables                                                           497                  (87)
 Accrued liabilities                                                     (737)                (958)
 Taxes payable                                                            245                 (248)
                                                                    -----------          -----------
Net cash provided by (used in) operating activities                     6,899               13,405
                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of share capital                               -                   (73)
Repayment of long-term debt                                           (13,305)              (1,277)
Cash proceeds from long-term debt                                       8,770               27,958
Proceeds (reimbursement) from (of) bank overdrafts                        600                 (335)
Dividend paid to minority shareholders                                 (1,842)              (3,664)
Repayment of lease debt                                                  (678)                (404)
Payment for purchase of treasury stock                                 (2,561)              (4,795)
                                                                    -----------          -----------
Net cash provided by (used in) financing activities                    (9,016)              17,410
                                                                    -----------          -----------

                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)

                                                                      Nine Months ended February 28,

                                                                        1999                 1998
                                                                    -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchases of property and equipment                       ($4,638)             ($1,327)
Loans and advances (to) from affiliates and related
companies, net                                                            227               (5,356)
Payment for purchase of interest in subsidiaries                       (5,459)             (21,577)
Payment for purchase of interest in long-term investments              (3,014)                 -
Payment for purchase of intangible assets                              (1,049)                (788)
Proceeds from sale of interest in subsidiaries                          3,222                   -
Proceeds from sale of assets                                           12,437                1,984
                                                                     ---------            ---------
Net cash (used in) provided by investing activities                     1,726              (27,064)
                                                                     ---------            ---------
Effect of exchange rate changes on cash                                   165                 (214)

Net increase (decrease) in cash and cash equivalents from
continuing operations                                                    (226)               3,537

Net cash flows provided by discontinued operations                         -                   456

Cash and cash equivalents, beginning of year                            9,186                4,925
                                                                     ---------            ---------
Cash and cash equivalents, end of period                               $8,960               $8,918
                                                                     =========            =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Monetary amounts in thousands, except per share data)

1. Basis of Presentation

The consolidated financial statements include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The investment in the Company's equity affiliates is accounted for on the equity method. Prior periods' financial statements have been restated to reflect the effect of discontinued operations.

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

The adoption of this standard did not impact the Company's reported EPS, as no dilutive securities were outstanding during the periods presented, because all outstanding options were and are out of the money. Accordingly, for all periods presented, income or loss per common share was computed by dividing net income or net loss by the weighted average number of voting and non-voting shares outstanding during the period.

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

5.  Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This Statement is effective for financial statements for periods beginning after December 15, 1997, however interim period disclosure is limited to reporting a total for comprehensive income. The Company's comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. The Company has determined total comprehensive income or (loss), net of tax, to be ($534) and $10,197 for the three months ended February 28, 1999 and 1998, respectively, and $1,445 and $7,727 for the nine months ended February 28, 1999 and 1998, respectively.

6.  Supplemental Disclosure of Cash Flow Information


                                            Nine months ended
                                               February 28,

                                          1999                 1998
 Cash paid during the year for:
  Interest                              $ 1,425              $ 907
  Income taxes                            1,460              1,593

During the period ended February 28, 1999, capital lease obligations of $398 were incurred when the Company entered into leases for new capital equipment.

During the period ended February 28, 1999, in connection with the acquisition of Bewlay House, the Company incurred liabilities as described in Note 7.

7.  Acquisition and Disposal of Bewlay House

In connection with the sale of the Company's former UK subsidiary ("UGUK"), UniLabs SA agreed to purchase from the latter the London building which houses most of UGUK's operations ("Bewlay House").

On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12,322 at the then exchange rate. This consideration was paid by (i) the assumption of UGUK's existing debt of $10,812 with a bank and a finance institution; (ii) compensation of an intercompany account of $733; and (iii) $777 in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility was reduced by $2,388 to $6,966 at closing, had a three-year maturity and was subject to quarterly repayments of $162. The financial institution's facility of $1,458 was subject to monthly repayments increasing from $19 presently to $32 in January 2003.

On February 25, 1999, the Company closed on definitive agreements to sell the building for cash, for a consideration of approximately $12,000, net of all related costs and expenses. No significant gain or loss, other than resulting from currency changes, was made as compared to the carrying value of the building. The Company simultaneously prepaid the debts to the bank and finance institution.

8.  Long-term Investments

         Focused Healthcare (Jersey) Limited

As partial consideration for the Company's disposal of UGUK, the Company received non-voting, non-convertible, redeemable preferred shares of Focused Healthcare (Jersey) Limited ("FHL"), with a face value of $11,797. During the year ended May 31, 1998, the Company amortized $1,180 related to its investment in FHL, which reflects management's appraisal of the uncertainty as to the timing and the possibility of recovery of the investment. As of February 28, 1999, such preferred stock of FHL is recorded at $10,807 in the accompanying consolidated financial statements. The Company is of the opinion that no further write-downs are necessary at this time.

Global Unilabs Clinical Trials Limited

As of February 27, 1998, the Company spun off its then wholly-owned subsidiary Global Unilabs Clinical Trials Limited ("GUCT") to its shareholders. During the three and nine months periods ended February 28, 1998, GUCT had consolidated revenues of $3,389 and $9,041, respectively. Immediately after the spin-off, the Company continued to hold non-voting, non-convertible, redeemable preferred stock of GUCT, with a face value of approximately $20,000, carried at $12,183 in its balance sheet.

As of December 30, 1998, the Company became a party to an agreement with a first-class third party investment bank regarding the operating subsidiaries of the Company's former wholly-owned subsidiary, GUCT. During the second half of calendar 1998, the Company was informed that GUCT's operating subsidiaries were in need of substantial new capital to continue and satisfactorily develop their clinical trials operations, and that GUCT was unable to obtain the necessary funding. As a result of discussions held by GUCT with various potential partners throughout 1998, an agreement was reached whereby an investment bank agreed to invest $7,500 in GUCT's subsidiaries, provided, among other conditions, that (1) the investment bank would have total management control over the business, and
(2) GUCT or the Company would invest $2,500. As GUCT had no funds available for such a transaction, the Company agreed to fund such additional investment, essentially with a view to protect its own original investment in GUCT, in which the Company continued to own approximately $20,000 of non-voting and non-convertible preferred stock, as described above. The Company and GUCT agreed that this additional financing of GUCT by the Company was structured such that GUCT owns the shares newly issued to the Company by GUCT's subsidiaries, and the Company owns additional preferred stock of GUCT with a face value equal to the amount of the additional investment. The terms of the additional preferred stock include conditions that will enable the Company to share the upside potential, if any, deriving from the agreement with the investment bank. The agreement with the investment bank further provides that, if the operating subsidiaries meet certain business targets by June 30, 1999, an additional investment of $4,500 and $1,500, respectively, must be made in the second half of calendar 1999 by the investment bank and GUCT and/or the Company, respectively. As of April 13, 1999, the Company was not aware whether such business targets would be met and whether such additional investment would have to be made. The Company's management has performed a careful review of the value of the GUCT preferred stock held as of February 28, 1999, based upon several criteria including the valuation criteria applied to the business by the investment bank in the December transaction. As a result of such review, the Company's management has concluded that it presently had no basis to determine that there was a permanent impairment in the value of GUCT, and that it was therefore not appropriate to record a write-down in the aggregate value of the GUCT preferred stock, carried at $15,197 in the accompanying balance sheet as of February 28, 1999.

The Company will continue to monitor the value of its investment in GUCT preferred stock, particularly when the business data as of June 30, 1999, becomes available.

9.  Segment Information

During the year ended May 31, 1998, the Company performed testing in relation to clinical trials for the pharmaceutical industry and therefore distinguished its core clinical laboratory business from its clinical trials testing business. As of February 27, 1998, the Company's clinical trials testing business was spun off to the Company's shareholders.

Following are the key financial data of the Company for purposes of geographical information.


                                                       Nine Months Ended
                                                         February 28,

                                                    1999               1998
Revenues from unaffiliated customers
       Switzerland                                $60,744            $49,321
       United Kingdom                                  -                 -
       Spain                                        6,069              4,888
       Other                                        5,140              4,270

Operating Profit or Loss:
       Switzerland                                  8,103              6,558
       United Kingdom                                  -                  -
       Spain                                         (417)              (389)
       Other                                       (1,605)            (1,036)

Identifiable Assets:
       Switzerland                                 83,689             86,161
       United Kingdom                              10,807              9,277
       Spain                                        6,291              5,310
       Other                                       15,985              2,975

         10.  Restructuring

On February 25, 1999, the Company's subsidiary, Unilabs Group Limited ("UGL") issued approximately 2.8 million new shares of its common stock in exchange for the same number of shares of common stock of UniHolding owned by Unilabs Holdings SA and its affiliates, the then largest shareholders of the Company. As a result of these transactions, UGL now directly holds approximately 4.8 million shares (61%) of UniHolding, including approximately 2 million shares previously owned. UniHolding continues to hold 2.5 million shares of UGL, the initial amount of UGL shares issued and outstanding when UniHolding owned 100% of UGL. As a result of the above mentioned share issuance by UGL, UniHolding's direct ownership interest in UGL was reduced to approximately 47% at February 28, 1999. Out of the 2.8 million newly-issued shares, UGL has kept in its custody approximately 2.3 million shares corresponding to UniHolding shares which Unilabs Holdings SA will deliver upon receipt of the necessary authorization from one of its banks, because such shares are pledged to such bank. Based upon information obtained by UGL from the bank, there is no reason to believe that such authorization will not be given, and, accordingly, UGL has accounted for the issuance of the 2. 3 million shares in the accompanying balance sheet as of February 28, 1999.


After the above restructuring, UGL continues to own the majority of Unilabs SA, its main operating subsidiary.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and nine month periods ended February 28, 1999 compared with the three and nine month periods ended February 28, 1998

Consolidated revenue was $24.5 million and $71.9 million for the three and nine months ended February 28, 1999, representing respectively an increase of $3.9 million and $13.4 million (including the effect of the change in the US dollar exchange rate of $1.3 million) from the comparable prior year periods, as restated for the spin-off of the clinical trials operations. Revenue generated by the Swiss operations for the three months was down by 12% in local currency due to the effect of the integration of the new operations during the comparable prior year period, while revenue for the nine months was up by 20% in local currency as a result of (i) a 1% increase in sales of the existing laboratories and (ii) the contribution made by the new operations acquired during fiscal 1998. The Spanish operations increased revenues during the nine month period to $6.1 million, as compared to $4.9 million in the comparable prior year nine months period representing a 24% increase in local currency.

Operating income for the three months ended February 28, 1999 was $1.7 million, versus $2.6 million in the comparable prior year three months period, due to the effect of the integration of the new operations during the comparable prior year period. For the nine months ended February 28, 1999 operating income was $6.1 million, versus $5.1 million in the comparable prior year period, as restated for the spin-off of clinical trials operations. Such increase of $1.0 million was essentially due to the Swiss operations, which increased operating income by $1.5 million.

Other income of $3.9 million and $6.9 million, respectively, for the three and nine months ended February 28, 1999 resulted primarily from foreign currency transactions and changes in foreign currency positions and from gains on sale of part of the investment held by the Company in ULSA. No such gains were recorded during the current year comparable periods.

Interest  expense,  net,  increased  $1.5  million  during the nine months ended
February 28, 1999, as compared to the prior year, primarily due to higher average borrowing levels resulting from the Swiss acquisitions completed during fiscal 1998 and to the UK debt incurred as a result of the acquisition of the UK building.

Provision for income taxes in the nine months ended February 28, 1999, was $1.6 million, as compared to $1.1 million in the prior year comparable period.

Minority interests in income of continuing operations in the nine months ended February 28, 1999, were $1.9 million as compared to $1.8 million in the prior year comparable period, essentially due to certain income not subject to minority interest in the prior year period.


Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended February 28, 1999 amounted to $6.9 million, a decrease of $6.5 million from the prior year period primarily due to a $8.0 million decrease in net income from continuing operations, offset by an improvement in working capital, and higher amortization charges.

Net cash used in financing activities for the nine months ended February 28, 1999 was $9.0 million, a change of $26.4 million from the prior year period, primarily due to a net change of $19.2 million in proceeds from debt and to an increase of $12.1 million in the repayment of debt, primarily caused by the repayment of the UK debt upon the sale of Bewlay House, and scheduled repayments under the new Swiss credit facilities.

Net cash provided by investing activities for the nine months ended February 28, 1999 was $1.7 million, compared to net cash used of $27.1 million in the prior year comparable period. The change is primarily due to a $16.1 million decrease in the level of cash expenditures incurred in connection with the purchases of businesses and purchase of additional shares of subsidiaries, as well as a $10.4 million increase in the proceeds from the sale of assets, which was principally the result of the acquisition and disposal of Bewlay House during the same nine month period (see Note 7 to the accompanying financial statements). Offsetting these amounts was a $3.0 million increase in cash paid for long-term investments, primarily GUCT (see Note 8 to the accompanying financial statements).

In connection with the sale of UGUK, ULSA agreed to purchase from UGUK the London building which houses most of UGUK's operations ("Bewlay House"). On July 8, 1998, the Company completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12.3 million. This consideration was paid by (i) the assumption of UGUK's existing debt of $10.8 million with a bank and a finance institution; (ii) compensation of an intercompany account of $0.7 million; and (iii) $0.8 million in cash. The company simultaneously entered into rental agreements with the tenants of the building. The bank facility reduced to $6.9 million after the closing, had a three-year maturity and was subject to quarterly repayments of $0.1 million. The financial institution's facility of $1.5 million was subject to monthly repayments up to January 2003. On February 25, 1999, the Company closed on definitive agreements to sell the building for cash, for a consideration of approximately $12,000, net of all related costs and expenses. No significant gain or loss, other than resulting from currency changes, was made as compared to the carrying value of the building. The Company simultaneously prepaid the debts to the bank and finance institution.

As of April 14, 1999, the Company's bank facilities provide for a total of approximately $46 million, including secured senior revolving facilities consisting of term loans, working capital loans and/or guarantees. As of April 14, 1999, the Company had approximately $10 million of availability under the aggregate credit facilities.

The Company believes that the liquidity provided by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements including anticipated operating expenses arising from the Company's recent expansion into markets other than Switzerland, as well as debt repayments.

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

The Company's initial plans called for all critical systems to be renovated and compliance testing underway by the end of calendar 1998. As of April 13, 1999, the Company estimated that approximately 50 to 60% of its critical systems had been renovated and compliance testing underway, and that the balance will be renovated by June 30, 1999. As the Company uses many computerized laboratory machinery manufactured, provided and maintained by third-party vendors, it has requested each of those vendors to provide the Company with appropriate certification that the machinery is Year 2000 compliant. The Company currently estimates that approximately 50% of such certification has been received, and it continuously presses those vendors that have not responded. Acceptance testing is scheduled to take place through mid-1999 with time frames differing by laboratory unit. Completion of any third party interface testing is dependent upon those third parties completing their own internal remediation. The Company could be adversely affected to the extent third parties with which it interfaces (including some of the Company's customers) have not properly addressed their Year 2000 issues. The Company currently develops contingency plans to handle critical areas in the event remediation is not fully successful or is beyond the Company's control.

In fiscal 1998, the Company spent approximately $0.5 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $0.5 million to $1.0 million in fiscal 1999, out of which approximately $0.6 million were spent in the nine months ended February 28, 1999, and of approximately $0.2 million in fiscal 2000. Substantially all of the expenditures already made are related to internal payroll and external consultants, while future expenditures include approximately $0.5 for computer equipment that was not compliant and should be replaced.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning the Company's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding the Company's expectation of future performance following implementation of its new business strategy. Such statements are subject to various risks and uncertainties. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in such forward- looking statements.

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


                                        UniHolding Corporation


                                        By:   /s/ Bruno Adam
                                        -----------------------
                                        Bruno Adam, CFO




Date: April 16, 1999
                                       17