Form 10-Q/A
period 1999-02-28
UNIHOLDING CORP
filed 2000-02-10
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of April 13, 1999, there were 3,151,480 shares of Common Stock, par value $0.01 per share, of the Registrant outstanding.

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                Form 10-Q for the Quarterly Period Ended February
                                    28, 1999

                                      INDEX

                                                                   Page

Part I - FINANCIAL INFORMATION:

Item 1. Financial Statements                                         3

Consolidated Balance Sheets - February 28, 1999
 (unaudited) and May 31, 1998                                        4

Unaudited  Consolidated  Statements  of  Operations
 Three month and nine month periods ended
 February 28, 1999, and February 28, 1998                            6

Unaudited  Consolidated  Statements  of Cash  Flows
 Nine month  periods  ended February 28, 1999, and
 February 28, 1998                                                   7

Notes to Unaudited Consolidated Financial Statements                 9

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                14

Part II - OTHER INFORMATION:

         Item 1.  Legal Proceedings                                 17

         Item 6.  Exhibits                                          17
                  Signatures                                        18

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                ASSETS                                    February 28,        May 31,
                                                                              1999              1998
                                                                       ---------------    ------------
                                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                $  239              $ 9,186
Accounts receivable, net of allowance for doubtful accounts                 104               19,464
Due from related companies                                                1,130                1,587
Inventories                                                                   -                1,849
Prepaid expenses                                                             10                3,090
Other current assets                                                          -                  411
                                                                       ----------          ----------
 Total current assets                                                     1,483               35,587
                                                                       ----------          ----------
NON-CURRENT ASSETS:
Long-term notes receivable                                                  818                  818
Intangible assets, net                                                        -               44,344
Property, plant and equipment, net                                            -                8,828
Investment in Unilabs Group Limited                                      46,826                    -
Investment in equity affiliates                                               -                  481
Long-term investments                                                         -               22,781
Other assets, net                                                             -                  132
                                                                       ----------          ----------

  Total non-current assets                                               47,644               77,384
                                                                       ----------          ----------

                                                                       $ 49,127             $112,971
                                                                       ==========          ==========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        February 28,      May 31,
                                                                             1999           1998
                                                                       -------------    ------------
                                                                          (Unaudited)

CURRENT LIABILITIES:
Bank overdrafts                                                         $     -           $4,010
Lease payable                                                                 -              809
Payable to related parties                                                  359              100
Trade payables                                                              572            6,911
Accrued liabilities                                                           -            6,018
Long-term debt                                                                -            5,727
Taxes payable                                                             5,000            6,459
Deferred taxes                                                                -              769
                                                                        ---------        ---------
 Total current liabilities                                                5,931           30,803
                                                                        ---------        ---------
NON-CURRENT LIABILITIES:
Lease payable                                                                 -              725
Long-term debt                                                                -           29,544
Taxes payable                                                                 -               74
Deferred taxes                                                                -              179
                                                                        ---------        ---------
 Total non-current liabilities                                                -           30,522
                                                                        ---------        ---------
 Total liabilities                                                        5,931           61,325
                                                                        ---------        ---------
MINORITY INTERESTS                                                            -            9,440
                                                                        ---------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value;
Voting; authorized 18,000,000 shares; issued 7,627,736 at
 February 28, 1999, and May 31, 1998                                    $    76               76
Non-Voting; authorized 2,000,000 shares; issued and
 outstanding 298,384 at February 28, 1999, and May 31, 1998                   3                3
Additional paid-in capital                                               49,832           49,832
Cumulative translation adjustment                                        (1,630)          (2,074)
Retained earnings                                                         8,624            7,623
                                                                        ---------        ---------
                                                                         56,905           55,460
Less - cost of 2,024,640 and  1,602,569  shares of Common
 Stock held in treasury at February 28,1999, and May 31, 1998,
 respectively                                                           (13,709)         (13,254)
                                                                        ---------        ---------
Total stockholders' equity                                               43,196           42,206
                                                                        ---------        ---------
                                                                       $ 49,127         $112,971
                                                                        =========        =========


                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                    Three Months ended                    Nine Months ended
                                                       February 28,                         February 28,
                                                 1999               1998              1999               1998
                                               -----------       -----------        -----------       -----------
REVENUE                                        $24,469           $20,631            $ 71,953           $58,479

Operating expenses:
Salaries and related charges                     9,698             7,466              29,688            22,656
Supplies                                         4,348             2,681              12,704              9,234
Other operating expenses                         6,995             6,619              18,940            17,364
Depreciation and amortization of
tangible assets                                    839               518               2,152             2,209
Amortization of intangible assets                  836               792               2,388             1,883
                                               -----------       -----------        -----------       -----------
OPERATING INCOME                                 1,753             2,555               6,081             5,133

Interest, net                                     (503)              242              (1,550)              (29)
Other, net                                        (322)            3,973                (129)             6,881
                                               -----------       -----------        -----------       -----------
Income before taxes and minority
 interests                                         928             6,770                4,402            11,985
Tax benefit / (provision)                         (426)             (252)              (1,550)           (1,126)
                                               -----------       -----------        -----------       -----------
Income from continuing operations
 before minority interests                         502             6,518                2,852            10,859

Minority interests in income of
 continuing operations                            (376)             (963)              (1,851)           (1,845)
                                               -----------       -----------        -----------       -----------
Income from continuing operations                  126             5,555                1,001             9,014

Loss from discontinued operations, net
 of taxes and minority interests                     -              (321)                   -            (2,820)
                                               -----------       -----------        -----------       -----------
NET INCOME                                     $   126           $ 5,234             $  1,001          $  6,194
                                               ===========       ===========        ===========       ==========
Weighted average common shares
outstanding                                    5,918,366         7,184,136          6,016,337         7,566,760

Basic and diluted earnings per share of
common stock
Net income from continuing operations             $0.02             $0.77              $0.17             $1.19
Loss from discontinued operations                     -            ($0.04)                 -            ($0.36)
Net income                                        $0.02             $0.73              $0.17             $0.82

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Nine Months ended February 28,
                                                                       1999              1998
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                $ 1,001            $9,014
Adjustments to reconcile net income to net cash provided by
operations:
Minority interests in income                                           1,851             1,845
Deferred taxes                                                             -              (302)
Depreciation and amortization of tangible assets                       2,152             2,209
Amortization of intangible assets                                      2,388             1,883
Other non-cash (income) expenses                                           -               119
Net changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                                       -              (884)
 Inventories                                                               -               (96)
 Prepaid expenses                                                          -            (1,224)
 Other current assets                                                      -             2,134
 Trade payables                                                           49               (87)
 Accrued liabilities                                                       -              (958)
 Taxes payable                                                             -              (248)
                                                                      ---------        ---------
Net cash provided by (used in) operating activities                    7,441            13,405
                                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of share capital                               -               (73)
Repayment of long-term debt                                                -            (1,277)
Cash proceeds from long-term debt                                          -            27,958
Proceeds (reimbursement) from (of) bank overdrafts                         -              (335)
Dividend paid to minority shareholders                                     -            (3,664)
Repayment of lease debt                                                    -              (404)
Payment for purchase of treasury stock                                     -            (4,795)
                                                                      ---------        ---------
Net cash provided by (used in) financing activities                        -            17,410
                                                                      ---------        ---------

                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (continued)

                                                                      Nine Months ended February 28,
                                                                        1999                 1998
                                                                     -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchases of property and equipment                            -           ($1,327)
Loans and advances (to) from affiliates and related
companies, net                                                           227            (5,356)
Payment for purchase of interest in subsidiaries                           -           (21,577)
Payment for purchase of interest in long-term investments                  -                 -
Payment for purchase of intangible assets                                  -              (788)
Proceeds from sale of interest in subsidiaries                             -                 -
Proceeds from sale of assets                                               -             1,984
                                                                      --------         ---------
Net cash (used in) provided by investing activities                      227           (27,064)
                                                                      --------         ---------
Effect of exchange rate changes on cash                                    -              (214)
Impact on consolidated assets and liabilities from change in
accounting method for Unilabs Group Limited                          (16,615)                -

Net increase (decrease) in cash and cash equivalents from
continuing operations                                                 (8,947)            3,537

Net cash flows provided by discontinued operations                         -               456

Cash and cash equivalents, beginning of year                           9,186             4,925
                                                                      --------         ---------
Cash and cash equivalents, end of period                              $  239            $8,918
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

Investments in significant 20 to 50%-owned affiliates or in which UniHolding otherwise exercises significant influence are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the proportionate equity in undistributed earnings or losses since acquisition. As a result of UniHolding's decrease in ownership of Unilabs Group Limited ("UGL"), the method used to account for the investment in UGL has changed from the consolidation method to the equity method effective February 25, 1999. Valuation allowances are provided where management determines that the investment or equity in earnings is not realizable. As of February 28, 1999, UGL owns approximately 5 million shares of UniHolding common stock and UniHolding owns 2,000,000 shares of UGL common stock. UniHolding has utilized the treasury stock method in accounting for this reciprocal shareholding between itself and UGL.

The Reorganization

Until February 25, 1999, UGL was a wholly-owned subsidiary of UniHolding. Effective February 25, 1999, UGL reached an agreement with Unilabs Holdings SA, a Panama corporation ("Holdings"), then a major shareholder of UniHolding, whereby Holdings received approximately 2.3 million newly issued shares of common stock of UGL in exchange for its UniHolding shares of common stock on a one-for-one basis. At the same time, UGL reached agreements with certain other non-US shareholders whereby such shareholders also received newly issued shares of common stock of UGL in exchange for their approximate 0.4 million UniHolding shares of common stock on the same one for one basis. Accordingly, effective February 25, 1999, UGL had gained control of UniHolding. As a result, as of February 28, 1999, UGL owned approximately 55% of UniHolding, while UniHolding owned approximately 43% of UGL. As more fully described in Note 12, UGL subsequently exchanged its shares of UniHolding common stock for 30,000 shares of UGL common stock held by UniHolding. After the above restructuring, UGL continues to own the majority of Unilabs SA, its main operating subsidiary.

Summarized income statement information for UGL for the nine-month period ended February 28, 1999 is as follows:

Revenues                                      $ 71,953
Operating income                                 6,529
Income from continuing operations                1,696
Net income                                       1,696

2.       Management Opinion

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made, other than to reflect the accounting impact of the Reorganization, were of a normal recurring nature.

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

4.       Cumulative Translation Adjustment

The Company's principal operations, including its current investment in UGL, are located primarily in Switzerland and various other countries. A significant part of net assets, revenues and expenses are denominated in the currency of those countries, while the Company presents its consolidated financial statements in US dollars. Assets and liabilities denominated in foreign currencies are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period. Net gains and losses arising upon translation of local currency financial statements to US dollars are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account.

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

8.       Long-term Investments

         Focused Healthcare (Jersey) Limited

As partial consideration for the Company's disposal of UGUK, the Company received non-voting, non- convertible, redeemable preferred shares of Focused Healthcare (Jersey) Limited ("FHL"), with a face value of $11,797. During the year ended May 31, 1998, the Company amortized $1,190 related to its investment in FHL, which reflects management's appraisal of the uncertainty as to the timing and the possibility of recovery of the investment. As of February 28, 1999, such preferred stock of FHL is recorded at $10,807 in the consolidated financial statements of UGL. The Company was of the opinion that no further write-down was necessary at that time. See also Note 10.

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

As of December 30, 1998, the Company became a party to an agreement with a first-class third party investment bank regarding the operating subsidiaries of the Company's former wholly-owned subsidiary, GUCT. During the second half of calendar 1998, the Company was informed that GUCT's operating subsidiaries were in need of substantial new capital to continue and satisfactorily develop their clinical trials operations, and that GUCT was unable to obtain the necessary funding. As a result of discussions held by GUCT with various potential partners throughout 1998, an agreement was reached whereby an investment bank agreed to invest $7,500 in GUCT's subsidiaries, provided, among other conditions, that (1) the investment bank would have total management control over the business, and
(2) GUCT or the Company would invest $2,500. As GUCT had no funds available for such a transaction, the Company agreed to fund such additional investment, essentially with a view to protect its own original investment in GUCT, in which the Company continued to own approximately $20,000 of non-voting and non-convertible preferred stock, as described above. The Company and GUCT agreed that this additional financing of GUCT by the Company was structured such that GUCT owns the shares newly issued to the Company by GUCT's subsidiaries, and the Company owns additional preferred stock of GUCT with a face value equal to the amount of the additional investment. The terms of the additional preferred stock include conditions that will enable the Company to share the upside potential, if any, deriving from the agreement with the investment bank. The agreement with the investment bank further provides that, if the operating subsidiaries meet certain business targets by June 30, 1999, an additional investment of $4,500 and $1,500, respectively, must be made in the second half of calendar 1999 by the investment bank and GUCT and/or the Company, respectively. As of April 13, 1999, the Company was not aware whether such business targets would be met and whether such additional investment would have to be made. The Company's management has performed a careful review of the value of the GUCT preferred stock held as of February 28, 1999, based upon several criteria including the valuation criteria applied to the business by the investment bank in the December transaction. As a result of such review, the Company's management has concluded that it had no basis to determine that there was a permanent impairment in the value of GUCT, and that it was therefore not appropriate to record a write- down in the aggregate value of the GUCT preferred stock, carried at $15,197 in the consolidated financial statements of UGL as of February 28, 1999. See also Note 10.

9.       Segment Information

During the year ended May 31, 1998, the Company performed testing in relation to clinical trials for the pharmaceutical industry and therefore distinguished its core clinical laboratory business from its clinical trials testing business. As of February 27, 1998, the Company's clinical trials testing business was spun off to the Company's shareholders.

Following are the key financial data of the Company for purposes of geographical information.
                                                      Nine Months Ended
                                                         February 28,
                                                    1999               1998
Revenues from unaffiliated customers
       Switzerland                                $60,744            $49,321
       United Kingdom                                   -                  -
       Spain                                        6,069              4,888
       Other                                        5,140              4,270

Operating Profit or Loss:
       Switzerland                                  8,103              6,558
       United Kingdom                                   -                  -
       Spain                                         (417)              (389)
       Other                                       (1,605)            (1,036)

Identifiable Assets:
       Switzerland                                      -             86,161
       United Kingdom                                   -              9,277
       Spain                                                           5,310
       Other                                       49,127              2,975


10.   Subsequent events

During the fourth quarter of fiscal 1999, UGL recorded an impairment write-down of $15,710 relating to its investment in GUCT. Such write-down arose due to a lack of available financing for the operating companies in which GUCT has an ownership interest. As a result of such lack of available financing, GUCT and UGL were informed that the controlling shareholders of the operating companies had decided to look for alternative solutions including a sale of operations or a liquidation. Accordingly, UGL's management performed a careful review of the value of the GUCT preferred stock held as of May 31, 1999, considering the situation described above. As a result of such review, UGL's management concluded that there was a permanent impairment in the value of GUCT, and that it was therefore necessary to record a 100% write- down of the aggregate value of the GUCT preferred stock at May 31, 1999.

On September 3, 1999, pursuant to separate board of directors resolutions of the UniHolding and UGL board of directors which resulted from discussions between the boards of directors of UniHolding and UGL, UniHolding transferred to UGL 30,000 shares of UGL common stock, and UGL transferred to UniHolding its entire shareholding of UniHolding common stock. Pursuant to this agreement, as of
September 3, 1999, UGL does not currently own any UniHolding shares, while UniHolding owns a balance of approximately 2.0 million shares of UGL common stock, or approximately 37% of UGL's equity. The remaining UniHolding shareholders, who owned approximately 37% of the outstanding UniHolding stock before the Reorganization, own 100% of the outstanding UniHolding stock after the Reorganization and the September 3, 1999, transaction. Accordingly, their indirect equity interest in UGL is not less than it was before the Reorganization.

On October 1, 1999, ULSA closed on an agreement with FHL regarding the disposal of the non-voting, redeemable preferred shares of that company. As of that date, FHL merged its UK laboratory subsidiary into another laboratory owned by Advanced Pathology Services Ltd., England. In connection therewith, ULSA sold its FHL preferred shares against an immediate cash payment of 3,000 pounds ($4,800), with the balance being essentially constituted of notes due within 4 years payable by Advanced Pathology Services.

On December 21, 1999, ULSA closed on an agreement with Advanced Pathology Services Ltd., England, regarding the disposal of Unilabs International (UK) Ltd., a subsidiary engaged in the marketing of pathology services in the Middle East. The sale consideration was agreed at 538 pounds ($860), in the form of a note payable on December 21, 2003.

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

Other income of $3.9 million and $6.9 million, respectively, for the three and nine months ended February 28, 1998, resulted primarily from foreign currency transactions and changes in foreign currency positions and from gains on sale of part of the investment held by the Company in ULSA. No such gains were recorded during the current year comparable periods.

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

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended February 28, 1999 amounted to $7.4 million, a decrease of $6.0 million from the prior year period primarily due to a $8.0 million decrease in net income from continuing operations, offset by the effects of the accounting resulting from the Reorganization.

Net cash used in financing activities for the nine months ended February 28, 1999 decreased by $26.4 million from the prior year period, primarily due to the effects of the accounting resulting from the Reorganization.

Net cash provided by investing activities for the nine months ended February 28, 1999 deceased by $27.1 million from the prior year comparable period. The change is primarily due to the effects of the accounting resulting from the Reorganization.

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

UniHolding believes that the liquidity provided to ULSA and UGL by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet UGL's capital requirements including anticipated operating expenses arising from UGL's expansion into several new markets, as well as debt repayments.

In addition, ULSA has outstanding obligations and commitments under capital leases, which mature over the next five to ten years.

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

(a) Inability of UGL to carry out marketing and sales plans.

(b) Inability to recover the carrying value of the notes due from Advanced Pathology Services Ltd.

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

Date:    February 8, 2000