Form 10-K
period 1999-05-31
UNIHOLDING CORP
filed 2000-02-18
CIK 354199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act
of 1934
For the fiscal year ended May 31, 1999
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
    Act of 1934
For the transition period           to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 2000, 2,069,848 shares of Registrant's Common Stock, par value $0.01 per share, were outstanding. The aggregate market value of the Common Stock, based on the last closing price on The Nasdaq Stock Market/Nasdaq Small Cap as of September 17, 1999, (the date of the Company's delisting from Nasdaq Small Cap) held by nonaffiliates of the Registrant was approximately $6.2 million.

DOCUMENTS INCORPORATED BY REFERENCE None

                                     PART I
ITEM 1. BUSINESS

1.1      General

UniHolding Corporation ("UniHolding") is a Delaware corporation organized in 1987. UniHolding is a holding company. At May 31, 1999, pursuant to a February 25, 1999 reorganization further described below (the "Reorganization"), its principal asset is a non-controlling 38% interest in Unilabs Group Limited, a British Virgin Islands corporation ("UGL"), and itself a holding company. Prior to the Reorganization, UniHolding owned 100% of UGL. UGL is the majority shareholder of Unilabs SA, a Switzerland corporation ("ULSA"), which supplies clinical testing services in several European countries (the "Diagnostic Laboratory Division"), and, until the spin-off made in February 1998, UGL was also the sole shareholder of Global Unilabs Clinical Trials Limited, a British Virgin Islands corporation ("GUCT") supplying clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division"). At May 31, 1999, UniHolding's only source of income is through its 38% ownership interest in UGL.

Effective February 25, 1999, UGL reached an agreement with a major shareholder of UniHolding, Unilabs Holdings SA, a Panama corporation ("Holdings") whereby Holdings received approximately 2.3 million newly issued shares of common stock of UGL in exchange for its UniHolding shares of common stock on a one-for-one basis. At the same time, UGL reached agreements with certain other non-US shareholders whereby such shareholders also received newly issued shares of common stock of UGL in exchange for their approximate 0.4 million UniHolding shares of common stock on the same one for one basis. Accordingly, effective February 25, 1999, UGL had gained control of UniHolding. Further, during the period from February 25 to May 31, 1999, UGL reached agreements with certain other non-U.S. shareholders of UniHolding, whereby such shareholders also received newly issued shares of common stock of UGL in exchange for their approximately 0.6 million UniHolding shares of common stock also on the same one-for-one basis. In addition, also during the same period, a further aggregate of approximately 0.8 million UniHolding shares were acquired by UGL for a consideration consisting of approximately 14,000 ULSA bearer shares of common stock. As a result, as of May 31, 1999, UGL owned approximately 74% of UniHolding, while UniHolding owned approximately 38% of UGL. While it did not take any part in these transactions, the UniHolding Board of Directors acknowledged the new situation and entered into discussions with the board of UGL, with a view to primarily safeguard the interests of the remaining UniHolding shareholders. The UniHolding Board of Directors was informed by UGL that the primary purpose of the UGL Reorganization was for the non-U.S. shareholders to own their equity in UGL directly through a private corporation instead of holding shares of a publicly quoted U.S. corporation. However, as a consequence of the Reorganization, at May 31, 1999, the remaining UniHolding shareholders had suffered a dilution of their equity in UGL, and the UniHolding Board of Directors expressed their strong wish to eliminate such dilution. As a result of their discussions, the two boards came to an agreement on September 3, 1999, whereby UniHolding transferred to UGL 30,000 shares of UGL common stock, and UGL transferred to UniHolding UGL's entire shareholding of UniHolding common stock. Pursuant to this agreement, as of September 3, 1999, UGL did not own any UniHolding shares, while UniHolding owns a balance of approximately 2.0 million shares of UGL common stock, or approximately 37% of UGL's equity. The remaining UniHolding shareholders, who owned approximately 37 % of the outstanding
UniHolding  stock  before  the  Reorganization,  own  100%  of  the  outstanding
UniHolding stock after the Reorganization and the September 3, 1999, transaction. Accordingly, their indirect equity interest in UGL is not less than it was before the Reorganization.

Until February 27, 1998, UGL had a wholly owned subsidiary, GUCT, which is the majority shareholder of TBL Holdings, Inc., a Delaware corporation ("TBLH"
formerly known as UCT International, Inc.). TBLH supplies clinical testing services dedicated to the pharmaceutical industry in the United States and in Europe. GUCT was spun off to UniHolding's shareholders on February 27, 1998, while UGL had retained ownership of $20 million in non-voting, non- convertible, redeemable preferred stock of GUCT in exchange for previously existing inter-company debt, which GUCT stock was valued at $12,164 at May 31, 1998. As a result of the GUCT spin-off, UniHolding presently does not have any significant operations in the U.S. As of December 30, 1998, GUCT and UGL became parties to an agreement (the "DLJ Phoenix Agreement") with certain subsidiaries of a first-class third party investment bank, DLJ Phoenix, regarding the operating subsidiaries of TBLH. During the second half of calendar 1998, GUCT and UGL were informed that TBLH's operating subsidiaries were in need of substantial new capital to continue and satisfactorily develop their clinical trials operations, and that GUCT was unable to obtain the necessary funding. As a result of discussions held by GUCT with various potential partners throughout 1998, an agreement was reached whereby DLJ

Phoenix agreed to invest $7.5 million in TBLH's subsidiaries, provided, among other conditions, that (1) DLJ Phoenix would have total management control over the business, and (2) GUCT or UGL would invest $2.5 million. As GUCT had no funds available for such a transaction, UGL agreed to fund such additional investment, essentially with a view to protect its own original investment in GUCT, in which UGL continued to own approximately $20 million of non-voting and non-convertible preferred stock, as described above. UGL and GUCT agreed that this additional financing of GUCT by UGL was structured such that GUCT owns the shares newly issued by TBLH's subsidiaries, and UGL owns additional non-voting, non-convertible, redeemable preferred stock of GUCT with a face value equal to the amount of the additional investment, $2.5 million plus $0.5 million of extra funding. The terms of the additional preferred stock include conditions that will enable UGL to share the upside potential, if any, of GUCT's investment. The DLJ Phoenix Agreement further provided that, if the operating subsidiaries met certain business targets by June 30, 1999, an additional investment of $4.5 million and $1.5 million, respectively, would be made in the second half of calendar 1999 by DLJ Phoenix and GUCT and/or UGL, respectively. On July 22, 1999, GUCT and UGL were informed that one of such business targets would not be met and that the additional investment in the form provided by the DLJ Phoenix Agreement would not be made. Instead, another form of financing was proposed and all of TBLH, GUCT and UGL declined to participate. Subsequently, GUCT and UGL were informed that DLJ Phoenix had decided not to provide additional financial support to TBLH's subsidiaries, and had decided to look for alternative solutions including a sale of operations or a liquidation. Accordingly, UGL's management has performed a careful review of the value of the GUCT preferred stock held as of May 31, 1999, considering the situation described above. As a result of such review, UGL's management has concluded that there was a permanent impairment in the value of GUCT, and that it was therefore necessary to record a $15.2 million write-down in the aggregate value of the GUCT preferred stock, now carried at a net amount of $0 in the accompanying balance sheet as of May 31, 1999. For the same reason, UGL has recorded a provision of $0.5 million as of May 31, 1999, on an account receivable from one of TBLH's subsidiaries.

Since its inception in 1987, ULSA's Swiss operations have grown into the largest clinical laboratory group in Switzerland, with a network of laboratories which provide a full spectrum of clinical laboratory tests that are used in the diagnosis, monitoring and treatment of diseases and illnesses. ULSA also owns majority interests in Italian and Spanish clinical laboratory operations, as well as interests in Russian and Turkish laboratories. Until its disposition during fiscal 1998, ULSA also provided laboratory testing services in the United Kingdom through Unilabs Group (UK) Limited ("UGUK").

As part of UniHolding's plan to maximize shareholder values, UGL made an initial public offering on the Swiss Exchange of ULSA's then newly issued and existing shares, which closed on April 24, 1997. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by UGL of a portion of its holding in ULSA, thereby diluting UGL's holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997. As of May 31, 1999, UGL owned a controlling interest of approximately 48% in ULSA. In connection with the ULSA initial public offering, UGL has agreed to significant restrictions regarding the possible sale or listing of its investment in ULSA until April 25, 2002.

On January 29, 1998, ULSA signed an agreement ("the UGUK Agreement") relating to the sale of its subsidiary UGUK to FHP Holdings Limited, a Bahamas corporation, and Focused Healthcare (Jersey) Limited, a Jersey, Channel Islands corporation ("FHL"), a group of investors led by a British businessman, Mr. Andrew Baker. Mr. Baker is the former Chairman and Chief Executive Officer of Unilab Corporation, a Delaware corporation, and currently is a Director of Medical Diagnostic Management, Inc. ("MDM"), a U.S. corporation, of which UniHolding holds redeemable preferred stock convertible into common stock under certain terms and circumstances. Such investment in MDM has been fully provided for by UniHolding. The UGUK sale consideration was agreed upon at SFr. 19.4 million (approximately $13.2 million), paid as SFr. 1.9 million (approximately $1.3 million) in cash, and SFr. 17.5 million (approximately $11.9 million) against issuance of non-voting preferred stock of FHL, redeemable within three years, carrying certain dividend and liquidation preferences. ULSA has the ability, through two non-executive directors whom it nominates on the board of FHL, to veto certain actions of FHL if such actions would have the effect of jeopardizing realization of ULSA's investment in FHL preferred stock (such as a merger, sale or liquidation). ULSA has not retained any management control over UGUK, of which Mr. Baker is Chairman and Managing Director. The transfer of the UGUK shares and other consequences of the closing of the UGUK Agreement had to be delayed until May 1998 because of unexpected difficulties in completing the necessary documentation and local filings. However, ULSA effectively transferred control of UGUK to FHL as of June 1, 1997, and therefore ceased consolidating UGUK as of that date. As of May 31, 1998, ULSA's investment in FHL preferred stock was carried at a value of $10,617, after the recording of a $1,190 write-down, reflecting ULSA's appraisal of the uncertainty as to the timing and possibility of recovery of its investment in FHL. ULSA was informed by FHL that certain discussions were taking place with a third party, with a view to merge UGUK with, or sell UGUK to, this third party. ULSA indicated that it would not veto a transaction which would enable it to recover the full amount of the FHL preferred stock currently recorded on ULSA's books, of SFr. 15.6 million (approximately $10.4 million). On October 1, 1999, ULSA closed on an agreement with FHL regarding the disposal of the non- voting, redeemable preferred shares of that company. As of that date, FHL merged its UK laboratory subsidiary into another laboratory owned by Advanced Pathology Services Ltd., England. In connection therewith, ULSA sold its FHL preferred shares against an immediate cash payment of 3.0 million pounds ($4.8 million), with the balance being essentially constituted of notes due within 4 years payable by Advanced Pathology Services.

On December 21, 1999, ULSA closed on an agreement with Advanced Pathology Services Ltd., England, regarding the disposal of Unilabs International (UK) Ltd., a subsidiary engaged in the marketing of pathology services in the Middle East. The sale consideration was agreed at 0.5 million pounds ($0.9 million), in the form of a note payable on December 21, 2003.

During the year ended May 31, 1998, ULSA acquired from third parties 100% of the equity of Institut Bio- Analytique Medical SA, a Geneva company, together with related companies, and Laboratoire Medical Pierre-Alain Gras SA, a Geneva company, at an aggregate cost of $25.3 million.

During the year ended May 31, 1999, ULSA acquired 55% of Gespower (Belgium) SA, a Belgian corporation specializing in computer services to the health care industry at a cost of SFr. 2.6 million (approximately $1.7 million).

Summarized financial information regarding each of ULSA's business segments is presented in the notes to UniHolding's consolidated financial statements included in this Annual Report on Form 10-K and is not reported herein.

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

The European clinical testing industry differs from the United States industry as it is characterized by fragmentation and substantial cultural, social, ethical and regulatory differences from country to country. Overall, the European clinical testing volume is estimated to be at least $20 billion annually. There are at least 12,000 active, independent clinical laboratory companies in Europe. ULSA presently operates its laboratory interests in Switzerland, Italy, Spain, Russia and Turkey.

The Swiss market is an approximately $1.2 billion a year industry, for a population of approximately 7 million people. Currently, ULSA estimates that physician-owned laboratories represent approximately 50% of the Swiss clinical testing market, with hospitals (private and public) representing 30%, while private clinical laboratories, including ULSA and its subsidiaries, represent the remaining 20% of the market.

ULSA estimates that the Italian market for clinical testing services is approximately $3.2 billion. In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. There are presently approximately 2,000 private laboratories in Italy. The Italian health care sector is undergoing radical changes, including revisions of Social Security reimbursement practices. ULSA has entered the Italian market based on the growth potential in the market for private laboratories, and on the potential for managing public hospitals' laboratories.

The clinical laboratory testing market in Spain is currently estimated at $1.6 billion and comprises approximately 1,000 private laboratories, the vast majority of which are very limited in size. Spain is experiencing rapid growth in its private health insurance market forcing price containment and consolidation in the industry. Currently, ULSA estimates that private laboratories represent approximately 25% of the Spanish clinical testing market, with hospitals (private and public) representing the remaining 75%. Due to ULSA's network of laboratories in Spain, management believes the operations are well situated to take advantage of the changing marketplace.

In Russia, ULSA presently does not intend to pursue opportunities that may be offered by the general market. It presently caters only to a niche market comprising a particular segment of patients who can afford to pay for services that they would not receive in laboratories of public hospitals. There presently is no reliable data available as to the size of such market segment.

In Turkey, the market comprises a large number of private laboratories, the majority of which focus on a limited range of routine analysis. The private sector is expanding rapidly and investment in this sector is strongly supported by the government. There are a number of initiatives to improve the general quality of testing which will lead to concentrations in the sector.

In ULSA's view, the European clinical testing services market will continue to grow based on a number of factors. These include (i) rising health care expenditures resulting from an aging population, rising standards of living and the availability of both new and improved treatments for diseases and other medical conditions, (ii) increasing emphasis placed by health care providers on preventive care and the early detection of diseases, (iii) increasing occupational testing by insurance companies and large public and private employers, (iv) increasing testing for substance abuse, sexually transmitted diseases and AIDS, (v) increasing numbers and types of clinical tests resulting from an expanding base of scientific, technical and medical knowledge and (vi) expanding development of highly automated laboratory testing equipment, leading to increasing laboratory operating efficiencies.

1.3   Current Operations

UniHolding presently does not have any operations other than its non-controlling holding in UGL. Prior to completing the spin-off of the Clinical Trials Division of UGL on February 27, 1998, UGL had two business segments: its core clinical laboratory business (the Diagnostic Laboratory Division), and the clinical trials testing business (the Clinical Trials Division). However, as discussed elsewhere, UniHolding spun off the Clinical Trials Division to the UniHolding's shareholders as of February 27, 1998.

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

ULSA operates in Switzerland, Italy, Spain, Russia and Turkey, within a competitive environment. ULSA believes it is the largest independent clinical laboratory group in Switzerland and plans to capitalize on its experience, knowledge, and solid growth to maintain its market leadership. ULSA's laboratory operations offer a wide range of tests and deliver quality services typically within 24 hours through the use of highly advanced testing equipment, thorough procedures and its advanced proprietary data processing systems. ULSA centralizes the development and maintenance of such data processing systems and the scientific control and monitoring in each country to enhance its overall services and profitability. ULSA also allows each laboratory to have a local commercial autonomy, while in the aggregate the laboratories are supervised, coordinated and centrally supported in order to provide for greater administrative and management efficiencies.

ULSA expects to further develop its market leadership and achieve further growth in the private health care sector through volume increases, market share gain and improvement in its test mix, while also continuing to optimize its operations to achieve maximum efficiencies. Increasing pressure for cost containment and improved quality of health care are leading to consolidation in the highly fragmented European markets where clinical testing is performed by private laboratories. Similar pressures are leading health care providers in both the public and private sector to contract with private laboratories in order to achieve lower costs, greater efficiency and better quality care. ULSA's size, economies of scale and experience in acquiring and integrating new operations furnishes it with a clear competitive advantage. ULSA believes that its experience in operating a network of laboratories of varying sizes in diverse geographic regions, its automated testing equipment and its sophisticated data processing (relating to both medical tests and financial data) and communication systems make it a credible partner for large-scale health care providers. ULSA is already leading the industry in this growth area, having signed several contracts with large public and private hospitals to manage and operate the hospitals' laboratory and provide other necessary clinical testing through its own laboratories. During fiscal 1998, ULSA began operating an agreement with a group of hospitals of the Zurich area where it created a central laboratory and emergency laboratories. ULSA intends to pursue other such contracts with large health care providers in various countries.

The Italian and Spanish markets offer similar opportunities for growth due to changes in governmental policies and funding which will be monitored and pursued to increase the customer bases in those countries if such opportunities meet ULSA's criteria.

In a rapidly evolving industry that is subject to concentration, technological innovation and political changes, ULSA believes it is uniquely positioned to take advantage of the opportunities for expansion and acquisitions that are being created in the European clinical laboratory industry.

Services

Through its network of laboratories, ULSA offers a comprehensive range of clinical tests to its clients, performing routine tests (tests which its laboratories perform every day, irrespective of the discipline or complexity of the test), as well as non-routine and specialized tests, for physicians, hospitals, clinics, other health care providers and employers. The laboratories make extensive use of automated testing equipment and data processing systems.

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

Most of ULSA's laboratories process specimens on a continuous flow basis, which means that specimens arrive from clients or from collection stations throughout the day and are processed as soon as possible, most within 24 hours. All test results are scanned by computer to identify results that are not within the standard ranges. Any such results are verified by a second testing. Final test results are further reviewed by a physician, to check for abnormalities. If, at any time in the course of the testing process, an imminently life-threatening result is found, the referring physician is contacted immediately. Results are delivered securely by mail or courier service or by telefax, telephone or electronic transmission as instructed by the client.

ULSA also offers specialized testing in histopathology and cytology in certain dedicated laboratories.

Clients, Sales, Marketing and Client Service

ULSA's sales strategy is tailored to the requirements of the various cultural preferences of its clients and patients and the local markets in which it operates. Each of the laboratories generally operates under its own name with its own local reference. ULSA was careful not to disturb the valuable existing commercial structures upon acquiring each laboratory. It respects the cultural diversity and aims to improve and enhance the image of the existing business rather than promote a group or network concept.

The Swiss laboratories direct their marketing efforts to physicians, hospital laboratories and hospital administrators. No advertising may be made directly to patients. Their clients are primarily physicians, who, in fiscal years 1997, 1998 and 1999, accounted for more than 90% of its consolidated net revenues and the remaining portion of revenues were derived from hospitals, clinics, referrals from other laboratories and other clients. No single client represents more than 2% of ULSA's revenues. ULSA's Swiss laboratories primarily provide services to clients whose patients are covered by the private health insurance sector.

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

ULSA's Spanish subsidiary, United Laboratories Espana SA ("ULSP"), caters primarily to privately insured patients, capitalizing on the strong growth experienced in recent years by the private mutual health insurance sector, especially in the more developed urban areas such as Madrid and Barcelona. ULSP is approved by all the major health insurers in Spain, which have become its major clients. In addition, ULSP provides services to fully private patients and to hospitals and clinics, where in certain cases ULSP manages the on-site emergency laboratory. ULSP further undertakes certain clinical trials for pharmaceutical firms and occupational health testing for employee health check-up programs. No advertising may be made directly to patients; however, being on the approved list of health insurers is a strong marketing point for patients as this ensures that laboratory costs will be reimbursed.

ULSA's joint venture operation in Moscow, Unimed laboratories, caters primarily to private clients. Currently, its clients are diplomats and their families, representatives of foreign firms in Moscow as well as Russian private citizens. Many patients are covered by private or State insurance companies. Currently, a majority of Unimed's clients are being treated in Medincenter's polyclinic, UGL's joint venture partner in Moscow and all tests ordered by Medincenter's clinicians are solely to be performed by Unimed laboratories. The marketing is oriented towards expanding the client base to embassies and companies, as well as other private and public medical providers in Moscow.

In Turkey, ULSA provides a high quality service to private patients, some of them being covered by private insurance companies. The marketing is aimed at capturing a larger market share among young, well-educated doctors in Istanbul.

Until December 1999, as described above, ULSA also provided test referral services to overseas clients, primarily in the Middle East and Ireland, to mostly public or private hospitals. In December 1999, such referral business was sold to Advanced Pathology Services Limited.

Government and Industry Regulation

The Swiss clinical testing industry is currently subject to limited government regulation. In Switzerland, prices are regulated by the Office Federal des Assurances Sociales ("OFAS"), which publishes detailed maximum price lists for all types of clinical testing that are applicable to private laboratories and on which such laboratories base their billing. As a result of price reductions imposed by OFAS since 1994, including the latest one, whereby effective October 1, 1997, OFAS decided to further reduce by 10% the prices of the 50 most frequent tests, ULSA's laboratories have experienced an overall average price reduction of less than 5% per year in fiscal 1997, 1998 and 1999, which, owing to ULSA's clientele mix, compares favorably with the loss in revenue experienced by other Swiss private laboratories. Physician-owned laboratories, which represent approximately 50% of the Swiss clinical testing market, are permitted to invoice customers at prices based on cantonal guidelines, which now typically approximate 20% to 30% higher than the published OFAS prices. While such cantonal prices have not been affected by the OFAS price change, discussions are currently being held in a number of cantons between Medical Associations, health authorities and health care insurance federations to adjust cantonal price lists to the OFAS price list, although the timing of such adjustments, if any, are uncertain. In addition, the current OFAS price list requires all clinical testing laboratories to participate satisfactorily in specified quality control programs. Laboratories which fail to maintain adequate quality standards are subject to a 25% price reduction. In Switzerland, new clinical testing laboratories must be inspected to receive certification to perform testing. In addition, new laboratories must be authorized by the government of the canton in which the laboratory is located. Swiss regulations also require that all laboratory supervisors be Swiss citizens. Yet, there are currently no ongoing verification or inspection processes. In addition, Switzerland regulates the disposal of radioactive waste and has adopted a law with respect to infectious waste disposal. ULSA believes its procedures are sufficient to protect its employees and to comply with Swiss law. ULSA's management does not believe these regulations will have a material effect on its ability to operate its business. However, ULSA cannot predict the potential effect of any future regulations that may be imposed on its operations.

In Italy, where physicians are prohibited from performing clinical laboratory tests, tests performed by hospitals and private laboratories represent approximately 75% and 25% of the total volume, respectively. Expected changes in laboratory regulations will likely allow private laboratories to cover a greater geographical area, since, for example, restrictions on the transportation of blood are being abolished. Both trends are expected to lead to a needed consolidation among Italy's almost 2,000 private laboratories. While the reforms have been long-awaited and necessary because of the growing inability of the public sector to serve patients in an acceptable manner at acceptable costs, the timing of these reforms has been delayed by political instability through the recent years. However, it now appears that the reform is beginning to take place, albeit slowly. The reforms should also increase the potential for private companies to manage laboratories of public hospitals, a segment ULSA will be interested and well positioned to develop.

In Spain, like Italy, physicians are prohibited from performing clinical laboratory tests so tests are performed by hospitals and private laboratories. The Spanish health care sector is also undergoing fundamental changes, such as the rapid growth of private health insurers and the need to revise the Social Security system. Pricing in the private laboratory sector is set freely by laboratories, except for private insurers, which issue their own price lists. In addition to exerting downwards pressure or containment on test prices, private insurers have raised quality requirements in order to reduce the number of approved laboratories capable of providing reliable testing. As a result, the private sector is undergoing a growing consolidation. In addition to price and quality, the ability to offer a national service through a network of laboratories is an important competitive advantage of ULSA's subsidiaries.

In Russia, a laboratory has to be registered and licensed with the relevant authorities. Special approvals are required for specific types of activities or tests. There is no current pricing restriction that would affect ULSA's joint venture.

In Turkey, there is a requirement for the laboratory to employ a qualified laboratory scientist with an appropriate diploma. There is also a minimum price list for clinical tests and medical services. The price list is issued and revised twice a year by the Medical Chamber of Turkey.

Competition

The Swiss clinical testing industry is highly fragmented, with approximately 150 independent private laboratories. Competition is based primarily on the accuracy, reliability and timeliness of results, variety and quality of service, and price. ULSA currently competes effectively in all of its markets, although certain of its local competitors are larger in particular localities and may be willing to devote greater resources in such localities. ULSA is the largest provider of clinical testing services in all of Switzerland. ULSA believes its size, economies of scale and experience in acquiring and integrating new operations give it competitive advantages in the marketplace.

ULSA believes its Italian and Spanish laboratories are the leading private laboratories in their operating regions. It is estimated that the Italian laboratories compete with approximately 10 local laboratories, while the Spanish laboratories compete with approximately 50 local competitors in each city of operations.

In Russia, there is little competition for ULSA's joint venture at present. Several private medical clinics have their own laboratory but with a limited range of tests to offer. There are several scientific institutes performing specialized clinical tests in Moscow but usually they are difficult to access and with a slow response time.

In Turkey, there are several hundreds of small laboratories performing a limited range of routine tests and only few providing a range of assays comparable to what ULSA can offer. The public sector is generally poorly regarded in terms of quality and speed.

Quality Assurance

ULSA considers the accuracy and reliability of its testing services to be of paramount importance. ULSA has established its own comprehensive and rigorous quality control program. This program includes control testing, regular review of test data by laboratory technicians and medical personnel and repetitive testing for abnormal results.

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

In 1995, ULSA applied to the Swiss Federal Accreditation Service for accreditation of all its Swiss laboratories under the European Standard EN 45001 ("General criteria for the operation of testing laboratories"). Accreditation is awarded based on an external audit of the laboratory's ability to provide testing services of a high quality, certifying the laboratory's competence and its compliance with international standards and good laboratory practices. The process comprises two stages: first, laboratories assess themselves against the EN 45001 standards, indicating compliance with or exemption from such standards; and second, an on-site assessment is conducted by the accrediting body to verify the laboratory's claims. Once accredited, laboratories are subject to periodic re-inspection. The accreditation process is progressing according to schedule, and several ULSA laboratories have now received their accreditation, a process which continued in calendar years 1999 and 2000. As part of its quality plan, ULSA also participates in industry proficiency testing programs as required by the new OFAS regulations. Such programs generally require ULSA's laboratories to perform tests, the results of which are already known, enabling verification of the accuracy of ULSA's test procedures. These programs are conducted by groups such as the Swiss Center for Clinical Testing Quality Control or the German Clinical Chemistry Association and other industry organizations. To date, ULSA has met all the requirements for accuracy in all such programs in which it has participated.

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

In Russia, quality assurance under foreign management is of importance to all patients. For this reason, it is an essential component of ULSA's joint venture strategy to emphasize quality assurance and to seek international accreditation as soon as practicable.

In Turkey, there are some efforts to promote quality assurance, which effort is driven in particular by private medical insurance companies.

Information technology services and Year 2000 remediation

ULSA considers it critical to use state-of-the-art information systems to process its laboratory tests and related results. All ULSA's laboratories use computer software packages specifically tailored to the needs of their local market, which are comprehensive laboratory information and management software, generally running on IBM AS/400 or UNIX-based computers. Such systems handle all stages of a clinical sample laboratory processing :

          - Operational Planning and Monitoring : generating bar-coded labels and work schedules; supporting bi- directional connections to laboratory instrumentation; providing process monitoring, interactive entry, automated controls and computer-assisted test validation through on-screen consultation and reports.

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

ULSA believes that the efficient and secure handling of information by a clinical laboratory is a critical factor in providing proper client service and in achieving success over the competition. Therefore, ULSA places a high degree of priority on the appropriate evolution of its management information systems, and is investing considerable amounts of money each year in this area. ULSA is currently contemplating engaging into the regular sale of its computerized systems to third parties.

Most of ULSA's laboratories were faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs were not made Year 2000 compliant, they would have been unable to correctly process date information on or after the Year 2000. While these issues impacted all of ULSA's data processing systems to some extent, they were most significant in connection with patient-related computer programs. Moreover, remediation efforts go beyond ULSA's internal computer systems and required coordination with clients, suppliers and other third parties to assure that their systems and related interfaces were compliant. Given the different computer systems operated by ULSA's business units, the type and extent of the Year 2000 issues and the cost of remediation varied significantly among ULSA's laboratories. Failure to achieve timely remediation of computer systems that process client information and transactions, and of all other systems with embedded technologies that are critical to ULSA's operations, would have had a material adverse effect on ULSA's business, operations and financial results.

In response to the Year 2000 concerns, ULSA created a Year 2000 Task Force to coordinate and monitor the laboratories' progress in their Year 2000 remediation efforts. The Task Force reports directly to ULSA's executive management, provides regular progress reports to executive management, and regularly meets with executive management to discuss its reports.

ULSA's initial plans called for all critical systems to be renovated and compliance testing underway by the end of calendar 1998. As of November 15, 1999, ULSA estimated that approximately 95 to 98% of its critical systems had been renovated and compliance testing underway, and that the balance would be renovated by December 1, 1999. As ULSA uses many computerized laboratory machinery manufactured, provided and maintained by third-party vendors, it requested each of those vendors to provide ULSA with appropriate certification that the machinery was Year 2000 compliant. Such certification has now been received. Acceptance testing was finalized with time frames differing by laboratory unit. Completion of any third party interface testing was dependent upon those third parties completing their own internal remediation. ULSA could have been adversely affected to the extent third parties with which it interfaces did not properly address their Year 2000 issues. As of the date hereof, UniHolding has not been made aware of any Year 2000 compliance related problems impacting ULSA, subsequent to the commencement of operations in calendar 2000.

In fiscal 1998, ULSA spent approximately $0.5 million on its Year 2000 remediation efforts. ULSA anticipated expenditures for Year 2000 remediation efforts and testing in the range of approximately $0.6 million to $1.0 million in fiscal 1999, out of which approximately $0.6 million were spent in the nine months ended February 28, 1999, and $0.2 million in the 3 months ended May 31, 1999. Further, ULSA anticipates expenditures for Year 2000 remediation efforts and testing of approximately $0.2 million in fiscal 2000. Approximately $0.5 million were spent for computer equipment that was not compliant and had to be replaced, and substantially all of the balance of expenditures made are related to internal payroll and external consultants. All Year 2000 expenditures of ULSA are expensed as incurred. As of the date hereof, UniHolding has not received from ULSA any information that would substantially modify UniHolding's assessment of the costs associated with Year 2000 compliance.

Employees

As of May 31, 1999, ULSA employed approximately 770 people, as computed on a full-time equivalent basis. ULSA has never experienced any work stoppages, slow-downs, or other material labor problems and believes its relations with its employees are satisfactory.

Seasonality

ULSA, like most clinical laboratory companies, is affected by certain seasonal trends. Testing volumes tend to be lower during the holiday seasons, which vary throughout the year according to the cultural and regional influences. Therefore, ULSA's, UGL's and therefore UniHolding's results for a particular quarter may not be indicative of results in future quarters.

ITEM 2. PROPERTIES

UniHolding and UGL do not own or rent any property. ULSA owns or leases property as described below. All of ULSA's laboratory facilities have been improved and adapted for the sole purpose of providing clinical testing services. Accordingly, the facilities are suitable and adequate and utilized solely for such services. Following are the descriptions of each regional facility.

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

Italy

Italian operations occupy two floors of a building located in the heart of Turin. The total surface area is 6,500 square feet, out of which 5,000 square feet are owned, and 1,500 square feet are leased under a long-term lease. ULSA believes that such laboratory space and facilities are fully suitable and adequate for its business.

Spain

ULSP's executive management is located in Madrid, Spain. ULSP leases laboratory space and other service sites and facilities at various locations at market rates. Its principal laboratories are located in Madrid (10,000 square feet) and Barcelona, while regional laboratories are located in Valencia and Murcia. ULSP believes that such laboratory spaces, service sites and facilities are fully suitable and adequate for its business. Upon expiration of any lease, ULSP could find alternative space at competitive market rates and relocate its operations.

Russia

In Moscow, ULSA's joint venture is located on the 3rd floor of the Medincenter building. Unimed leases a surface area of approximately 6,500 square feet from Medincenter.

Turkey

In Istanbul, the laboratory leases a surface area of 2,500 square feet on the second floor of a modern office building.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, ULSA, UGL and UniHolding may be a party to various litigation. As of May 31, 1999, none of them was a party to any litigation which management believes may have a material impact on its financial position and results of operations.

Because of circumstances related to UniHolding's previous involvement in the apparel industry, prior to 1994, UniHolding may benefit from the outcome of certain pending litigation where it is not a defendant, as described below. Such legal proceedings have been ongoing for several years and UniHolding is presently unable to determine the likely amount of any future award in UniHolding's favor. Given the uncertainty of the outcome and the high costs of continuing such litigation, UniHolding and UGL have agreed subsequent to May 31, 1999, that any proceeds deriving from such litigation will be for UGL's benefit, provided that UGL undertakes to pay the relevant legal costs.

In 1990 and 1991, UniHolding was the majority shareholder of Americanino Capital Corporation, a Delaware corporation ("ACC") which held interests in the Italian apparel goods industry. In 1993, UniHolding divested itself of such interest as the business did not meet UniHolding's expectations. It therefore concluded an Asset Purchase Agreement and a Sharing Agreement (the "ACC Sale Agreement") with Linford Enterprises Inc., a British Virgin

Islands corporation ("Linford") for an aggregate consideration consisting, among other things, of $50,000 in cash and approximately 80% of the value of the net appreciation of the shares of ACC arising from any subsequent sale by Linford of all or a portion of such shares of ACC. In addition, the ACC Sale Agreement provided that ACC would use its best efforts to pursue legal action against certain parties involved in the purchase by ACC of the various Italian apparel businesses, based on certain management actions and misrepresentations made to ACC and others at the time of such purchase. UGL is thus entitled to 80% of the net recovery (less legal fees and costs), limited to the amount of approximately $15 million, of any settlement or successful resolution of the arbitration (now dismissed) and the litigation (still pending) instituted by ACC and described below.

In February 1993, ACC instituted arbitration proceedings before an Arbitral Tribunal of three qualified arbitrators (the "Arbitral Tribunal"), under the auspices of the International Court of Arbitration, against Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, FIBRA S.p.A., GEFAPI S.r.l., "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A., PARIBAS FINANZIARIA S.p.A., BANQUE PARIBAS (Milan, Italy), and BANQUE PARIBAS (Paris, France) (hereinafter collectively referred to as the "Defendants") for misrepresentations and fraudulent conduct in the negotiation, consummation and performance under an agreement by and between the above mentioned parties. From 1994 through 1996, nothing of substance was debated on the merits, as certain Defendants contested the competence of the Arbitral Tribunal. In 1996, ACC agreed to withdraw its claim against BANQUE PARIBAS (Italy), and BANQUE PARIBAS (France). PARIBAS FINANZIARIA continued to contest the competence of the Arbitral Tribunal over itself. A decision on jurisdiction was rendered by the Arbitral Tribunal on September 10, 1997, primarily stating that FIBRA and PARIBAS FINANZIARIA were not subject to the Arbitral Tribunal's jurisdiction. As a result of such decision, the parties subject to the Arbitral Tribunal's jurisdiction then remained : Mr. Eugenio Schiena, Mr. Raffaele Palma, Mr. Tonino Manzali, GEFAPI S.r.l., and "S.G.F." SOCIETE GENERALE COMMERCIALE ET FINANCIERE S.A. (a holding company member of the PARIBAS group of companies). Hearings of the parties and of witnesses presented by ACC were held in December 1997 and February 1998. A final brief on the merits was filed by ACC on June 30, 1998. The Defendants filed their final briefs on September 30, 1998. Oral pleadings took place on December 3, 1998. The award on the merits was rendered on October 18, 1999, and the sentence dismissed all of ACC's claims. ACC advised UniHolding of the Arbitral Award in December 1999 and a copy of the Award was furnished at the end of January 2000. ACC had previously informed UniHolding that, independently from the arbitration, it filed suit against BANQUE PARIBAS (France), BANQUE PARIBAS (Suisse) and BANQUE PARIBAS (Milan) before the Commercial Court of Paris (France), which suit is currently in its initial phase of depositing evidence. The Arbitral Tribunal expressly observed that its decision does not address, or affect, the claims now pending against the Banque Paribas units for breaches of their obligations to their client, ACC. Any possible proceeds from this suit would flow to UGL following the same formula and limitations as described above in regard to the arbitration.

While, to the best of UniHolding's knowledge, the Claimant appears to have a legitimate claim, there can be no assurance that any award will be rendered in ACC's favor and thus benefit UGL. Any estimate of recovery is still subject to many factors beyond UGL's control. Realization of any amount is entirely dependent upon a favorable award and the collection thereof, if any, from the Defendants. UGL's management will continuously monitor the progress of the Paris suit and related proceedings.

In connection with its prior involvement in the Italian apparel goods industry, UniHolding had guaranteed certain bank loans, and had, as security, received from third parties notes totaling Lit. 7.6 billion in favor of UniHolding, secured by mortgages on buildings owned by an Italian corporation (the "CORA Buildings"). Such receivable had a carrying value of $0.8 million as of May 31, 1999. Because the principals who had underwritten the notes have defaulted on their commitment to compensate UniHolding for the execution of the guarantees, UniHolding has instituted legal proceedings in Italy to foreclose upon the CORA Buildings. UniHolding has begun selling the CORA Buildings as market conditions permit; however, UniHolding cannot determine when such proceedings will be completed, nor when any final sale will take place. The management of UniHolding believes the proceeds from the sale of the CORA Buildings will be sufficient to cover the present carrying value of the notes receivable.

Also in relation to the same facts and circumstances, on April 6, 1995, UniHolding presented a Complaint, a Memorandum of Law in Support of a Motion for a Writ or Order of Attachment and an Affidavit in Support of Motion for Attachment with an Order to Show Cause to the United States District Court in Newark, New Jersey against Tonino Manzali, Alessandra Sichirollo, Claudio Barozzi, Frederica Sichirollo, Marco Martinolli, Giuseppe Mortellaro, Giampaolo Pattarello, Giorgio Pezzolato, Brigida Russo and Anna Zinetti (known as the "Manzali Group"), who are all shareholders of record of UniHolding, and were directly or indirectly Defendants in the aforementioned arbitration proceedings. UniHolding presented therewith the Motion for Attachment against two of the above shareholders, Tonino Manzali and Alessandra Sichirollo, who have taken the necessary steps to dissipate some of their assets (their UniHolding shares) during the pendency of the arbitration proceeding. On April 17, 1995, the Court awarded and ordered the Attachment against Defendants Manzali and Sichirollo. On February 13, 1996, the Court placed the attachment proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown for the entry of any stipulation or order, or for any other purpose required to obtain a final determination of the litigation. In view of the dismissal of all claims in the ACC arbitration, and in view of other claims and potential claims against the Defendants, counsel for UniHolding is now evaluating the appropriate procedure in this case. On March 22, 1996, upon notice of a request for transfer of additional shares of the Manzali Group held in the name of Antonio Sichirollo, UniHolding filed an adverse claim with its transfer agent estopping the further transfer of such shares. Since such time, UniHolding has proceeded with an attachment claim in the State of Colorado based on the same facts and circumstances as the attachment claim made in the United States District Court of New Jersey. On July 26, 1996, the Colorado Court placed the proceeding on its suspense docket until such time as the parties re-open the proceedings for good cause shown or entry of any order or for any other purpose required to obtain final determination of the litigation. As in the New Jersey case, UniHolding counsel is now evaluating the appropriate procedure in the Colorado case.

In April 1999, two shareholders with significant holdings filed a Complaint in the Delaware Court of Chancery seeking a court order to direct UniHolding to permit the plaintiffs to inspect UniHolding's books and records. The plaintiffs alleged that the purpose in seeking to inspect UniHolding's books and records was to communicate with other stockholders and to investigate alleged corporate mismanagement and waste. UniHolding's Answer and Defenses to the Complaint, filed on June 3, 1999, asserted as Affirmative Defenses that the plaintiffs have demanded inspection of materials beyond the scope of the inspection permitted under the applicable Delaware law and that certain of such materials are not in UniHolding's possession or control and/or already in plaintiffs' possession and control. As additional Affirmative Defenses UniHolding asserted that the plaintiffs have not been damaged by any of UniHolding's actions, that UniHolding has sought shareholder approval for all corporate actions when such approval was required and that UniHolding was not engaged in any corporate waste or mismanagement. The Complaint was amended on July 19, 1999 as a result of the withdrawal of one of the plaintiffs from the action. On January 12, 2000, the Complaint was further amended to add another plaintiff and to state claims of breaches of fiduciary duties by directors and further asserting corporate waste and mismanagement. UniHolding intends to vigorously contest all substantive allegations contained in the Complaint as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to the shareholders for a vote in the quarter ended May 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

Until September 17, 1999, the UniHolding Common Stock was traded on the National Association of Securities Dealers Automated Quotation System Small Cap Market ("NASDAQ/Small Cap") under the symbol UHLD. As of that date, NASDAQ delisted the UniHolding Common Stock because UniHolding had failed to file its annual report on Form 10- K within the prescribed deadline. UniHolding intends to look for a listing on the OTC Bulletin Board as soon as it becomes current in its public filings.

The following table sets forth the high and low ask and bid prices for UniHolding's common stock by fiscal quarters, as reported by NASDAQ for the preceding two years through May 1999. The prices represent prices between dealers, without retail mark-up, mark-down or commission and may not reflect actual transactions.

                                       Year ended May 31, 1999

    Quarter Ended               High                    Low

August 31, 1998                $6.75                   $3.50
November 30, 1998              $6.00                  $3.125
February 28, 1999              $4.75                   $3.00
May 31, 1999                   $4.75                   $1.00

                                       Year ended May 31, 1998


    Quarter Ended              High                      Low

August 31, 1997                $9.50                   $3.50
November 30, 1997             $10.00                   $4.50
February 28, 1998              $8.50                   $5.50
May 31, 1998                   $7.50                   $4.50

The last closing sale price on September 13, 1999 (the last day of an actual trade before the date of the Company's delisting from Nasdaq Small Cap) was $3.675. As of November 15, 1999, the number of holders of record of the UniHolding Common Stock was approximately 400. Other than in connection with the spin-off of the GUCT shares as of February 27, 1998, UniHolding has not paid, and does not for the foreseeable future expect to pay, dividends with respect to the UniHolding Common Stock.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Historical Selected Financial Information

The following table presents selected historical consolidated financial data of UniHolding for each of the three years in the period ended May 31, 1999, which have been derived from financial statements appearing elsewhere herein that have been audited by independent auditors, and from the financial statements of UniHolding for the years ended May 31, 1995 and 1996 (not appearing herein). The data has been retroactively adjusted to reflect the spin-off of UGL's former Clinical Trials Division as of February 28, 1998. The data should be read in conjunction with consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere herein (in thousands, except per share data):

                                                                     Years Ended May 31,

                                          1999            1998            1997            1996            1995
Revenue (2)                              $71,953         $83,503         $92,635         $92,634         $79,003

Operating earnings before Interest,
Taxes, Depreciation and                   10,493          12,900          17,716          17,128          17,419
Amortization (2)

Operating Income (loss) (2)                5,953           7,191         (22,296)         10,270          10,031

Income (loss) from Continuing
Operations (2)                            (1,290)          5,884         (10,273)          1,255           2,773

Income (loss) from discontinued
operations                                     -          (2,820)         (3,033)         (1,555)              -

Net Income (loss) (2) (3)                 (1,290)           3,064        (13,306)           (300)          2,539

Net Income (loss) per common
share from Continuing
Operations (2) (3)                        ($0.21)           $0.79         ($1.46)          $0.21           $0.48

Net Income (loss) per common
share from Discontinued
Operations                                     -           ($0.38)        ($0.44)         ($0.26)              -

Net Income (loss) per common
share (2) (3)                             ($0.21)           $0.41         ($1.90)         ($0.05)          $0.44

Total Assets (1)                          50,736          112,971         86,641         121,052         133,558

Long-term debt, net of current
portion                                        -           30,269         14,555          38,354          34,048

Stockholders' Equity                      43,692           42,206         48,345          34,242          37,877


1. Restated to reflect the results of operations and net assets of the Clinical Trials Division as a discontinued operation. On February 27, 1998, UniHolding completed the spin-off of the Clinical Trials Division. See Note 1 of Notes to Financial Statements.

2. For the year ended May 31, 1999, represents the consolidated results of operations for the nine months period ended February 28, 1999 of UniHolding, including its then wholly owned subsidiary UGL, and UniHolding's share of UGL's net income for the period February 25, 1999 to May 31, 1999.

3. Includes UniHolding's share of UGL's $15,710 impairment write-down of UGL's investment in GUCT redeemable preferred stock recorded in the fourth quarter of fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Years Ended May 31, 1999

Twelve months ended May 31, 1999 compared with the twelve months ended May 31, 1998

Pursuant to the reorganization of ownership (the "Reorganization") that occurred effective February 25, 1999, whereby UniHolding ceased to have management control over UGL, UniHolding stopped consolidating the results of UGL and ULSA on a full consolidation basis, and started consolidating on an equity basis as of that date. Accordingly, consolidated revenue and expenses of UniHolding reflect nine months of UGL's consolidated revenue and expenses, and UniHolding's proportionate share of UGL's earnings for the three months ended May 31, 1999. The complete consolidated financial statements of UGL have been included in the Form 10-K, and a separate discussion of financial condition and results of operations of UGL has been included as a separate section of this item. At May 31, 1999, UniHolding's only source of income is through its 38% ownership interest in UGL.

Consolidated revenue was $72.0 million for the twelve months ended May 31, 1999, representing a decrease of $11.6 million (including the effect of the change in the US dollar exchange rate of $1.0 million) from the comparable prior year period, as restated for the spin-off of the clinical trials operations. Such decline is due to the effects of consolidating only 9 months of UGL's revenue in the current year as a result of the Reorganization, as opposed to the full consolidation in the prior year.

Operating income for the twelve months ended May 31, 1999, was $6.0 million, versus $8.4 million in the comparable prior year period excluding the non-recurring charge of $1,190 and as restated for the spin-off of clinical trials operations. Again, such decrease of $2.4 million was primarily due to the effects of the Reorganization.

During the twelve months ended May 31, 1999, UniHolding itself did not have any outstanding borrowings. The interest expense reflected in UniHolding's statement of operations for the twelve months ended May 31, 1999 relates to interest expense incurred by UGL and its subsidiaries for the period until the Reorganization. Interest expense, net, increased $1.3 million to $1.5 million during the twelve months ended May 31, 1999, as compared to the prior year, primarily due to higher average borrowing levels resulting from the Swiss acquisitions completed during fiscal 1998 and due to the UK debt incurred as a result of the acquisition of the UK building.

With effect from February 25, 1999, UniHolding recorded its proportionate share of UGL's consolidated loss, which did not exist in the prior year. As further described below, during the last quarter of fiscal 1999, UGL recorded a $15.7 million charge to reflect management's current assessment of the collectability of the GUCT preferred shares.

Sales of part of the investment held by UGL in ULSA resulted in a gain of $0.3 million versus a gain of $6.0 million in the comparable prior year period. Other income of $0.3 million for the twelve months ended May 31, 1999 comprises $0.4 million of rental income from the period Bewlay House was owned and leased to its tenants by UGL through the date of Bewlay House's disposal and approximately $0.4 million relating to the reversal of the provision established in fiscal 1998 relating to the expected loss on disposal of certain information technology equipment, as ULSA management determined such equipment can now be used by ULSA in current operations. Offsetting these gains were foreign exchange losses of approximately $0.5 million. Other expense of $1.2 million for the twelve months ended May 31, 1998, consists primarily of $0.4 million of Swiss withholding taxes, $0.5 million relating to the expected loss on disposal of certain information technology equipment, which were reversed in the fourth quarter of fiscal 1999 as described above, and $0.2 million of foreign exchange losses.

Provision for income taxes on continuing operations in the twelve months ended May 31, 1999, was $2.7 million, as compared to $4.6 million in the prior year comparable period, primarily due to the effects of the Reorganization and also as a result of $1.2 million of US income taxes relating to dividends paid to UniHolding in 1998 by subsidiaries, which were not repeated in 1999.

Minority interests in income of continuing operations in the twelve months ended May 31, 1999, were $1.9 million as compared to $2.5 million in the prior year comparable period. The decrease was effected by the Reorganization, which more than offset the impact of the increased profitability of ULSA combined with a decrease in the percentage of equity in ULSA owned by UGL, and certain income not subject to minority interest in the prior year.

Significant equity investee - Unilabs Group Limited - Twelve months ended May 31, 1999 compared with the twelve months ended May 31, 1998

Consolidated revenue was $98.6 million for the twelve months ended May 31, 1999, representing an increase of $15.1 million (including the effect of the change in the US dollar exchange rate of $1.0 million) from the comparable prior year period, as restated for the spin-off of the clinical trials operations. Revenue generated by the Swiss operations for the twelve months was up by 17% in local currency as a result of (i) a 2.4% increase in sales of the existing laboratories and (ii) the contribution made by the new operations acquired during fiscal 1998. The Spanish operations increased revenues during the twelve month period to $8.5 million, as compared to $6.7 million in the comparable prior year period representing a 24% increase in local currency.

Operating income for the twelve months ended May 31, 1999, excluding the non-recurring impairment charge of $15,710 was $13.4 million, versus $9.0 million in the comparable prior year period, excluding the non-recurring charge of $1,190 and as restated for the spin-off of clinical trials operations. Such increase of $4.4 million was primarily due to the Swiss operations, which increased operating income by $2.4 million, plus the net change in other operating income items as described immediately below.

Other income of $.5 million for the twelve months ended May 31, 1999 comprised $0.4 million of rental income from the period Bewlay House was owned and leased to its tenants by UGL through the date of Bewlay House's disposal and approximately $0.4 million relating to contingencies relating to the sale of Unilabs Group UK Limited ("UGUK") established in fiscal 1998, which were subsequently not required and were reversed during the fourth quarter of fiscal 1999 concurrent with the completion of the sale of Bewlay House and related contingencies. Also during the last quarter of fiscal 1999, UGL reversed approximately $0.4 million of the provision established in fiscal 1998 relating to the expected loss on disposal of certain information technology equipment, as ULSA management determined such equipment can now be used by ULSA in current operations. Offsetting these gains were foreign exchange losses of approximately $0.8 million. Other expense of $1.0 million for the twelve months ended May 31, 1998, consisted primarily of $0.4 million of Swiss withholding taxes, $0.5 million relating to the expected loss on disposal of certain information technology equipment, which were subsequently reversed in 1999, as described above, offset in part by the gain on disposal of UGUK of $0.1 million.

Interest expense, net, increased $1.8 million to $2.0 million during the twelve months ended May 31, 1999, as compared to the prior year, primarily due to higher average borrowing levels resulting from the Swiss acquisitions completed during fiscal 1998 and due to the UK debt incurred as a result of the acquisition of the UK building.

Gains on sale of part of the investment held by UGL in ULSA resulted in income of $3.8 million versus $6.0 million in the comparable prior year period.

During the fourth quarter of fiscal 1999, UGL recorded an impairment write-down of $15,710 relating to its investment in and advances to GUCT and its affiliates. Such write-down arose due to a lack of available financing for the operating companies in which GUCT has an ownership interest. As a result of such lack of available financing, GUCT and UGL were informed that the controlling shareholders of the operating companies had decided to look for alternative solutions including a sale of operations or a liquidation. Accordingly, UGL's management performed a careful review of the value of the GUCT preferred stock held as of May 31, 1999, considering the situation described above. As a result of such review, UGL's management concluded that there was a permanent impairment in the value of GUCT and related advances, and that it was therefore necessary to record a 100% write-down of the aggregate value of the GUCT preferred stock and advances to GUCT affiliates at May 31, 1999, now carried at a net amount of $0.0 million in UGL's financial statements as of May 31, 1999.

Provision for income taxes in the twelve months ended May 31, 1999, was $4.0 million, as compared to $2.6 million in the prior year comparable period, which increase is primarily a result of a decrease in the earnings in the 0% tax jurisdictions in which UGL operates, primarily the British Virgin Islands.

Minority interests in income of continuing operations in the twelve months ended May 31, 1999, were $4.7 million as compared to $2.5 million in the prior year comparable period, essentially due to the increased profitability of ULSA combined with a decrease in the percentage of equity in ULSA owned by UGL, and certain income not subject to minority interest in the prior year.

Twelve months ended May 31, 1998 compared with the twelve months ended May 31, 1997

UniHolding's results of operations for the year ended May 31, 1998, include the operations of UGL's core business (the "Diagnostic Laboratory Division"). As a result of UniHolding's decision to spin off the Clinical Trials Division to UniHolding's shareholders, which was completed on February 27, 1998, the loss of the respective subsidiaries has been shown separately in the accompanying statement of operations for the year ended May 31, 1998, and the consolidated net asset value of the Clinical Trials Division has been shown as a separate item in the balance sheet as of May 31, 1997. Certain amounts in prior periods financial statements have been reclassified to conform with the current presentation.

Consolidated revenue was $83.5 million for the year ended May 31, 1998, representing a decrease of $9.1 million from the comparable prior year period as restated to reflect the spin-off of the Clinical Trials Division. The decrease was primarily due to the sale of the UK operations of the Diagnostic Laboratory Division, which in fiscal 1997 had revenues of approximately $21.3 million. Such decrease was however partially compensated by organic growth and an acquisition in Switzerland. Revenue generated by the Swiss operations for the year, as expressed in local currency, increased by 5% as a result of an increase in specimen volume and test mix, all excluding the effect of newly-acquired operations which contributed to an increase in revenues of approximately 22%. Spanish operations increased revenues to $6.7 million, representing a 13% increase in local currency.

Operating income for the year ended May 31, 1998, excluding the non-recurring impairment charge of $1,190 relating to management's expectation as to the timing and recovery of its investment in the preferred stock of FHL received in connection with the sale of UK operations, was $8.4 million, compared to an operating loss of $20.8 million in the comparable prior year period. The prior year losses were largely attributable to write-downs of goodwill in UK subsidiaries, a write-down in the carrying value of the UK property, and to an adjustment of accumulated amortization of goodwill. Excluding the effect of such items, the operating income generated by the Diagnostic Laboratory Division decreased by a net amount of $2.5 million versus the comparable prior year period. The major contributing operating factors providing such variance in operating income principally were due to a slightly lower contribution from our Swiss operations resulting from the continued growth, expanded marketing and accelerated computer developments. Those higher costs were largely offset by the positive contribution generated by newly acquired laboratories. Spanish operations showed slightly lower operating income, as continued price pressure in Spain kept operating margins low. Further, new operations in emerging markets like Turkey and Russia showed low margins during their first year of operation.

Other expense of $1.2 million for the twelve months ended May 31, 1998, consists primarily of $0.4 million of Swiss withholding taxes, $0.5 million relating to the expected loss on disposal of certain information technology equipment, which were reversed in the fourth quarter of fiscal 1999, as described above and $0.2 million of foreign exchange losses.

Gains on sale of part of the investment held by UGL in ULSA resulted in income of $6.0 million versus $16.2 million in the comparable prior year period.

Interest expense, net, decreased $2.7 million during the year ended May 31, 1998, as compared to the prior year period, primarily due to lower average borrowing levels resulting from the initial public offering of our Swiss subsidiary in April 1997, the sale of the UK operations, and slightly lower interest rates in Switzerland.

Provision for income taxes was $4.6 million, as compared to $0.8 million in the prior year period, then a low charge primarily linked to the fiscal 1997 write-downs.

Minority interests in income of continuing operations in the year ended May 31, 1998, were $2.5 million as compared to $0.4 million in the prior year period. The 1998 increase resulted primarily from an increased percentage of minority interests in net income as a result of the Swiss subsidiary's initial public offering in April 1997, and from the sale of the UK operations. The prior year figure resulted primarily from the attribution to minority interests of the write-downs and write-offs made during the year ended May 31, 1997.

In connection with the sale of its UK operations, UGL recorded during the year ended May 31, 1998, a net gain of $0.1 million, net of minority interests, resulting from the reversal of a cumulative translation adjustment and other adjustments relating to the UK operations of $1.5 million, offset by costs of disposal of $1.4.

While they are no longer part of UniHolding's consolidated revenues, revenues of the Clinical Trials Division were $9.0 million for the period through February 27, 1998, being the date of the spin-off of such division, representing an increase of $2.0 million from the prior full year period ended May 31, 1997. The results for the Clinical Trials Division for the same period were a loss of $2.8 million, compared to a loss for the full year period ended May 31, 1997 of $3.03 million.

Liquidity and Capital Resources

Net cash provided by operating activities for the twelve months ended May 31, 1999 amounted to $6.5 million, a decrease of $4.7 million from the prior year period primarily due to the lower net income for the period and reduced cash inflows from operating assets and liabilities offset by an increase in the aggregate non-cash income items.

Net cash provided by operating activities for the year ended May 31, 1998 amounted to $11.2 million, an improvement of $0.3 million from the prior year.

Net cash used in financing activities for the twelve months ended May 31, 1999 was $0.0 million, a change of $21.8 million from the prior year period, due to the accounting effects of the Reorganization.

Net cash provided by financing activities for the year ended May 31, 1998 was $21.8 million, primarily due to cash proceeds of new long-term debt arrangements made in connection with the acquisition of new operations in Switzerland, offset by a dividend paid by ULSA to all its shareholders ($3.7 million), and by cash used to purchase UniHolding's treasury stock ($1.7 million). During 1998 UniHolding acquired approximately 0.8 million shares of treasury stock in exchange for satisfaction of debt due from Unilabs Holdings SA in the approximate amount of $5.1 million.

Net cash provided by investing activities for the twelve months ended May 31, 1999 was $0.6 million, compared to net cash used of $25.2 million in the prior year comparable period. Again, the change is primarily due to the accounting effects of the Reorganization.

Net cash used in investing activities for the year ended May 31, 1998 was $25.2 million, compared to $2.0 million provided in the prior year period. The change is primarily due to capital expenditures incurred in connection with the expansion of laboratory operations in Switzerland.

The effect of changing from the consolidation to the equity method of accounting
for  UniHolding's   investment  in  UGL  was  to  decrease  net  cash  flows  by approximately $16.4 million.

As of November  15,  1999,  UniHolding's  bank  facility  provide for a total of
approximately   $0.5  million.   As  of  December  15,  1999,   UniHolding   had
approximately $0.3 million of availability under its credit facility.

UniHolding believes that the liquidity provided to ULSA and UGL by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet UGL's capital requirements including anticipated operating expenses arising from UGL's expansion into several new markets, as well as debt repayments.

On July 23, 1996, UniHolding issued 333,333 new shares of its common stock to a U.S. institutional investor at $15.00 per share.

Significant equity investee - Unilabs Group Limited - Liquidity and capital resources

Net cash provided by operating activities for the twelve months ended May 31, 1999 amounted to $9.9 million, a decrease of $3.3 million from the prior year primarily due to a decrease in income from continuing operations and increased outflows from working capital items, offset in part by increased non-cash income items in the 1999 period.

Net cash provided by operating activities for the year ended May 31, 1998 amounted to $13.2 million, an improvement of $0.9 million from the prior year.

Net cash used in financing activities for the twelve months ended May 31, 1999 was $9.0 million, a change of $30.8 million from the prior year, due to repayment of long term debt in the current year and to lower proceeds from new long term debt as compared to the prior year.

Net cash provided by financing activities for the year ended May 31, 1998 was $21.8 million, primarily due to cash proceeds of new long-term debt arrangements made in connection with the acquisition of new operations in Switzerland, offset by a dividend paid by ULSA to all its shareholders ($3.7 million), and by cash used to purchase UniHolding's treasury stock ($1.7 million).

Net cash used in investing activities for the twelve months ended May 31, 1999 was $4.0 million, compared to $27.2 million in the prior year. The change was primarily due to lower payments for acquisition of shares in subsidiaries and property, plant and equipment and lower advances to affiliates, offset by proceeds of $12.4 primarily related to the sale of the UK building.

Net cash used in investing activities for the year ended May 31, 1998 was $27.2 million, as compared to $5.6 million provided in the prior year, primarily resulting from an increased proceeds from the sale of ULSA shares and lower payments for purchases of businesses in 1997.

As of December 15, 1999, UGL's bank facilities provide for a total of approximately $45 million. As of December 15, 1999, UGL had approximately $14 million of availability under its credit facilities.

UGL believes that the liquidity provided to ULSA and UGL by the cash flow from operations, the existing cash balances and the borrowing arrangements described above will be sufficient to meet UGL's capital requirements including anticipated operating expenses arising from UGL's expansion into several new markets, as well as debt repayments.

During the year ended May 31, 1997, UGL sold an aggregate of 94,000 shares (or 39.2% on a fully-diluted basis) of ULSA's common stock to financial institutions and to the public for a total consideration of SFr. 62.7 million (approximately $44.5 million) through an initial public offering of ULSA's newly-issued and existing shares. As of April 24, 1997, such initial public offering closed. Such offering, which was made at the price of SFr. 675 per share, comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by UGL of a portion of its holding in ULSA, thereby diluting UGL's holding in ULSA to approximately 60% post-initial public offering. The shares of ULSA are listed on the Swiss Exchange since April 25, 1997. The proceeds were used to reduce existing bank debt in the amount of approximately SFr. 17.5 million (approximately $12.5 million), and the balance was being used principally for acquisitions and financing the development of the then Clinical Trials Division.

In addition to the above described matters, ULSA has outstanding obligations and commitments under capital leases, which mature over the next five to ten years.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The preceding "Business" and Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent UniHolding's expectations or beliefs concerning UGL's operations, economic performance and financial condition, including, in particular, forward-looking statements regarding UniHolding's expectation of future performance following implementation of its new business strategy. Such statements are subject to various risks and uncertainties. Accordingly, UniHolding hereby identifies the following important factors that could cause UGL's and UniHolding's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by UniHolding in such forward-looking statements. UniHolding undertakes no obligation to revise or update forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or changes to projections over time.

(a) Heightened competition, including the intensification of price competition.

(b) Impact of changes in tests and payer mix.

(c) Adverse actions by governmental or other third-party payers, including unilateral reduction of fee schedules payable to ULSA.

(d) Failure to obtain new customers, retain existing customers or reduction in tests ordered or specimens submitted by existing customers.

(e) Adverse results in significant litigation matters, if any.

(f) Denial of certification or licensure of any of ULSA's clinical laboratories by governmental agencies.

(g) Adverse publicity and news coverage about ULSA or the clinical laboratory industry.

(h) Inability to carry out marketing and sales plans.

(i) Inability to successfully integrate the operations of or fully realize costs savings expected from the consolidation of certain operations and the elimination of duplicative expenses or risk that declining revenues or increases in other expenses will offset such savings.

(j) Ability of ULSA to attract and retain experienced and qualified personnel.

(k) Changes in interest rates causing an increase in ULSA's effective borrowing rate, and changes in exchange rates causing variances in consolidated income and expenses reported in dollars.

(l) The effect of ULSA's effort to improve account profitability by selectively repricing or discontinuing business which perform below ULSA expectations.

Other Information

ULSA 's operating results will continue to be affected by the volume, mix and timing of test orders received during a period and by conditions in the industry (including pricing regulations) and in the economies in which UGL and ULSA operate, such as recessionary periods, political instability, and fluctuations in interest or currency exchange rates.

ULSA further experiences both increases and decreases in its volume of testing due to seasonality shifts. All laboratories experience a slow down during the holiday seasons, primarily in summer. This may lead to quarterly information for ULSA and therefore UniHolding, which is not indicative of the trend of ULSA and UniHolding's businesses.

Inflation was not a material factor in either revenue or operating expenses during the years presented, and is not expected to be in the current year.

IMPACT OF YEAR 2000

Most of ULSA's laboratories were faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs were not made Year 2000 compliant, they would have been unable to correctly process date information on or after the Year 2000. While these issues impacted all of ULSA's data processing systems to some extent, they were most significant in connection with patient-related computer programs. Moreover, remediation efforts go beyond ULSA's internal computer systems and required coordination with clients, suppliers and other third parties to assure that their systems and related interfaces were compliant. Given the different computer systems operated by ULSA's business units, the type and extent of the Year 2000 issues and the cost of remediation varied significantly among ULSA's laboratories. Failure to achieve timely remediation of computer systems that process client information and transactions, and of all other systems with embedded technologies that are critical to ULSA's operations, would have had a material adverse effect on ULSA's business, operations and financial results.

In response to the Year 2000 concerns, ULSA created a Year 2000 Task Force to coordinate and monitor the laboratories' progress in their Year 2000 remediation efforts. The Task Force reports directly to ULSA's executive management, provides regular progress reports to executive management, and regularly meets with executive management to discuss its reports.

ULSA's initial plans called for all critical systems to be renovated and compliance testing underway by the end of calendar 1998. As of November 15, 1999, ULSA estimated that approximately 95 to 98% of its critical systems had been renovated and compliance testing underway, and that the balance would be renovated by December 1, 1999. As ULSA uses many computerized laboratory machinery manufactured, provided and maintained by third-party vendors, it requested each of those vendors to provide ULSA with appropriate certification that the machinery was Year 2000 compliant. Such certification has now been received. Acceptance testing was finalized with time frames differing by laboratory unit. Completion of any third party interface testing was dependent upon those third parties completing their own internal remediation. ULSA could have been adversely affected to the extent third parties with which it interfaces did not properly address their Year 2000 issues. As of the date hereof, UniHolding has not been made aware of any Year 2000 compliance related problems impacting ULSA, subsequent to the commencement of operations in calendar 2000.

In fiscal 1998, ULSA spent approximately $0.5 million on its Year 2000 remediation efforts. ULSA anticipated expenditures for Year 2000 remediation efforts and testing in the range of approximately $0.6 million to $1.0 million in fiscal 1999, out of which approximately $0.6 million were spent in the nine months ended February 28, 1999, and $0.2 million in the 3 months ended May 31, 1999. Further, ULSA anticipates expenditures for Year 2000 remediation efforts and testing of approximately $0.2 million in fiscal 2000. Approximately $0.5 million were spent for computer equipment that was not compliant and had to be replaced, and substantially all of the balance of expenditures made are related to internal payroll and external consultants. All Year 2000 expenditures of ULSA are expensed as incurred. As of the date hereof, UniHolding has not received from ULSA any information that would substantially modify UniHolding's assessment of the costs associated with Year 2000 compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                    Page Number

Reports of Independent Auditors..........................................II-F-2

UniHolding Corporation and Subsidiaries Consolidated
Balance Sheets as of May 31, 1999, and 1998..............................II-F-3

UniHolding Corporation and Subsidiaries Consolidated
Statements of Operations for the Years Ended
May 31, 1999, 1998 and 1997..............................................II-F-5

UniHolding Corporation and Subsidiaries Consolidated
Statements of Stockholders' Equity for the Years Ended
May 31, 1999, 1998 and 1997..............................................II-F-6

UniHolding Corporation and Subsidiaries Consolidated
Statements of Cash Flows for the Years Ended
May 31, 1999, 1998 and 1997..............................................II-F-8

UniHolding Corporation and Subsidiaries Notes to
Consolidated Financial Statements for the Years
Ended May 31, 1999, 1998 and 1997........................................II-F-10

ATAG ERNST & YOUNG
6, rue d'Italie Telephone: ++41 22 318 06 18
 P.O. Box 3270 Telefax: ++41 22 312 01 70
 CH-1211 Geneva 3
 Switzerland

REPORT OF INDEPENDENT AUDITORS
to the Board of Directors and Shareholders of UNIHOLDING CORPORATION, Delaware, USA

We have audited the accompanying consolidated balance sheets of UniHolding Corporation and subsidiaries (the "Company") as of May 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniHolding Corporation and subsidiaries at May 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Geneva, Switzerland,
December 17, 1999                       ATAG ERNST & YOUNG

                             /s/ C. PICCI                      /s/S. REID
                            -----------------                 --------------
                              C. Picci                         S. Reid

                        ATAG ERNST & YOUNG SA: offices in
  Basel, Aarau, Berne/Thun, Bienne, Brig, Chur, Fribourg, Geneva, Kreuzlingen,
     Lausanne, Lucerne, Neuchatel/La Chaux-de-Fonds, St. Gallen/Buchs, Sion,
                          Solothurn, Winterthur, Zurich

                     Member of the Swiss Chamber of Auditors

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                  May 31
ASSETS                                                     1999            1998

CURRENT ASSETS:
 Cash and cash equivalents                                  227          $9,186
 Accounts receivable, net of allowance for doubtful
 accounts of $444 in 1999 and $2,940 in 1998                104          19,464
 Due from related companies                                   -           1,587
 Due from Unilabs Group Limited                             919               -
 Inventories                                                  -           1,849
 Prepaid expenses                                             -           3,090
 Other current assets                                         9             411
                                                     ----------      ----------
 Total current assets                                     1,259          35,587
                                                     ----------      ----------
NON-CURRENT ASSETS:
 Long-term notes receivable                                 818             818
 Intangible assets, net                                       -          44,344
 Property, plant and equipment, net                           -           8,828
 Investment in Unilabs Group Limited                     48,658               -
 Investment in equity affiliates                              -             481
 Long-term investments                                        -          22,781
 Other assets, net                                            -             132
                                                     ----------      ----------
 Total non-current assets                                49,476          77,384
                                                     ----------      ----------
                                                        $50,736        $112,971
                                                        =======      ==========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                               May 31
LIABILITIES AND STOCKHOLDERS' EQUITY                   1999             1998

CURRENT LIABILITIES:
 Bank overdrafts                                           -          $4,010
 Current portion of lease payable                          -             809
 Payable to related parties                              362             100
 Trade payables                                          527           6,911
 Accrued liabilities                                       -           6,018
 Current portion of long-term debt                         -           5,727
 Taxes payable                                         6,155           6,459
 Deferred taxes                                            -             769
                                                  ----------      ----------
 Total current liabilities                             7,044          30,803
                                                  ----------      ----------
NON-CURRENT LIABILITIES:
 Lease payable                                             -             725
 Long-term debt                                            -          29,544
 Taxes payable                                             -              74
 Deferred taxes                                            -             179
                                                  ----------      ----------
 Total non-current liabilities                             -          30,522
                                                  ----------      ----------
 Total liabilities                                     7,044          61,325
                                                  ----------      ----------
MINORITY INTERESTS                                         -           9,440
                                                  ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value;
  Voting; authorized 18,000,000 shares;
  issued 7,926,120 and 7,627,736 at
  May 31, 1999 and 1998, respectively                     79              76
 Non-Voting; authorized 2,000,000
  shares; issued and outstanding 0
  and 298,384 at May 31, 1999 and 1998,
  respectively                                             -               3
 Additional paid-in capital                           49,832          49,832
 Accumulated other comprehensive loss                 (1,792)         (2,074)
 Retained earnings                                     6,333           7,623
                                                    ----------      ----------
                                                      54,452          55,460

Less - cost of 1,237,865 (including
 349,101 deemed treasury shares)and
 1,602,569 shares of Common Stock held in
 treasury at May 31, 1999 and May 31, 1998,
 respectively (see Note 2)                           (10,760)        (13,254)
                                                    ---------       ----------
 Total stockholders' equity                           43,692          42,206
                                                    ---------       ----------
                                                     $50,736        $112,971
                                                    =========       =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

                                                                            Years ended May 31

                                                                   1999            1998             1997
REVENUE                                                           $71,953         $83,503          $92,635

Operating expenses:
 Salaries and related charges                                      29,960          32,618           37,431
 Supplies                                                          12,704          12,937           15,545
 Other operating expenses                                          19,077          22,643           22,451
 Depreciation and amortization of tangible assets                   2,152           3,071            5,118
Impairment of investment                                                -           1,190                -
 Adjustment of carrying value of building                               -               -            5,805
 Amortization of intangible assets                                  2,388           2,638            5,367
 Adjustment of carrying value of goodwill in
subsidiary                                                              -               -           23,722
Other, net                                                           (281)          1,215             (508)
                                                               ----------       ---------        ---------
OPERATING INCOME (LOSS)                                             5,953           7,191         (22,296)
Interest expense, net of interest income of $192,
$891 and $268 in 1999, 1998 and 1997                              (1,546)           (238)          (2,965)
Gain (loss) on sale of subsidiary shares                             328           6,007           16,164
Share of loss from Unilabs Group Limited                          (1,255)              -                -
                                                                ---------       ---------        ---------
Income (loss) before taxes and minority interests                  3,480          12,960           (9,097)
Tax benefit (provision)                                           (2,722)         (4,585)            (814)
                                                                ---------       ---------        ---------
Income (loss) from continuing operations before
minority interests                                                   758           8,375           (9,911)
Minority interests in income of continuing
operations                                                        (2,048)         (2,491)            (362)
                                                                ---------       ---------        ---------
Income (loss) from continuing operations                          (1,290)          5,884          (10,273)
Loss from discontinued operations, net of tax
benefit of $-0-, $2,505 and $4,402 in 1999, 1998 and
1997 and minority interests                                            -          (2,820)          (3,033)
                                                                ---------       ---------        ---------
NET INCOME (LOSS)                                                $(1,290)         $3,064         ($13,306)
                                                                 ========       =========        =========
Weighted average common shares outstanding                     6,150,612       7,466,565        7,015,943
Basic and diluted earnings per share of common stock
 Net income (loss) from continuing operations                     ($0.21)          $0.79           ($1.46)
 Loss from discontinued operations                                     -          ($0.38)          ($0.44)
 Net income (loss)                                                ($0.21)          $0.41           ($1.90)

                        See notes to financial statements

                             UNIHOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                                            Accumulated
                                                         Common Stock                       Additional        Other
                                                  Voting                  Non-voting          Paid-in      Comprehensive
                                            Shares      Amount         Shares     Amount       Capital       Income (Loss)

Balances, May 31, 1996                    5,823,785      $58       298,384         $3         $32,429          ($239)
Issuance of common stock for
 cash                                       333,333        3                                    4,997
Issuance of common stock for no
 additional consideration, pursuant
 to antidilutive provisions                  75,655        1                                       (1)
Issuance of common stock for
 repayment of note and accrued
 interest due to former UGL
 stockholder                              1,394,963       14                                   15,736
Excess of purchase price of
 subsidiaries over predecessor cost                                                            (3,329)
Issuance of shares at a premium
 by ULSA
Cost of Common Stock held in
 treasury
Net loss
Cumulative translation
 adjustment                                                                                                   (2,811)
Comprehensive (loss)
                                         ------------    ---     ----------        ---      ----------      ----------
Balances, May 31, 1997                    7,627,736       76       298,384          3          49,832         (3,050)
Cost of Common Stock held in
 treasury
Distribution of GUCT
Net income
Cumulative translation
 adjustment                                                                                                      976
Comprehensive income
                                         ------------    ---     ----------        ---      ----------      ----------
Balances, May 31, 1998                    7,627,736       76       298,384          3          49,832         (2,074)
Change in voting rights of
 Common Stock                               298,384        3      (298,384)        (3)
Cost of Common Stock held in
 treasury
Adjustment to cost of Common
 Stock held in treasury, resulting
 from change in accounting
 method for Unilabs Group
 Limited (see Note 2)
Net income
Cumulative translation
 adjustment                                                                                                      282
Comprehensive income
                                         ------------    ---    ----------         ---      ----------      ----------
Balances, May 31, 1999                    7,926,120      $79             -         $-         $49,832        ($1,792)
                                          =========      ===    ==========         ===      ==========      ==========

                                                          (continued)

                             UNIHOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (continued)


                                                                             Total
                                            Retained        Treasury      Stockholder's
                                            Earnings          Stock         Equity

Balances, May 31, 1996                       $5,153         ($3,162)        $34,242
Issuance of common stock for                                                  5,000
 cash
Issuance of common stock for no
 additional consideration, pursuant
 to antidilutive provisions                                                       -
Issuance of common stock for
 repayment of note and accrued
 interest due to former UGL
 stockholder                                                                 15,750
Excess of purchase price of
 subsidiaries over predecessor cost                                          (3,329)
Issuance of shares at a premium
 by ULSA                                     13,712                          13,712
Cost of Common Stock held in
 treasury                                                      (913)           (913)
Net loss                                    (13,306)                        (13,306)
Cumulative translation adjustment                                            (2,811)
Comprehensive (loss)                                                        (16,117)
                                          ------------      -----------   ------------
Balances, May 31, 1997                        5,559          (4,075)         48,345
Cost of Common Stock held in
treasury                                                     (9,179)         (9,179)
Distribution of GUCT                         (1,000)                         (1,000)
Net income                                    3,064                           3,064
Cumulative translation adjustment                                               976
Comprehensive income                                                          4,040
                                           ----------     ----------     -----------
Balances, May 31, 1998                       $7,623        ($13,254)        $42,206
Change in voting rights of
 Common Stock                                                                     -
Cost of Common Stock held in
 treasury                                                    (2,556)        ( 2,556)
Adjustment to cost of common
 stock held in treasury, resulting
 from change in accounting
 method for Unilabs Group
 Limited (see Note 2)                                         5,050           5,184
Net income                                   (1,290)                         (1,290)
Cumulative translation adjustment                                               282
Comprehensive income                                                         (1,008)
                                           -----------     ---------       ----------
Balances, May 31, 1999                       $6,333        ($10,760)         $43,692
                                           ===========     =========       ==========

                        See notes to financial statements

                             UNIHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                               Years ended May 31
                                                                        1999           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations                          ($1,290)         $5,884        ($10,273)
 Adjustments to reconcile net income to net cash provided
by operations:
Loss from equity investee                                               1,255               -               -
 Impairment of investment                                                   -           1,190               -
 Minority interests in income                                           2,048           2,491             362
 Deferred taxes                                                                         1,082         (3,188)
 Depreciation and amortization of tangible assets                       2,152           3,071           5,118
 Amortization of intangible assets                                      2,388           2,638           5,367
 (Gain)/loss on sale of subsidiary shares                               (328)         (6,007)        (16,164)
 Adjustment of carrying value of building                                   -               -           5,805
 Adjustment of carrying value of goodwill in subsidiary                     -               -          23,722
 Other non-cash (income) expenses                                           -           (620)         (1,292)
 Net changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                                        -         (2,066)         (1,441)
 Inventories                                                                -           (227)           (276)
 Prepaid expenses                                                           1         (1,757)             591
 Other current assets                                                       -           2,179             266
 Trade payables                                                           272              61             837
 Accrued liabilities                                                        -           1,530           (383)
 Taxes payable                                                                          1,754           1,870
                                                                    ---------       ---------       ---------
Net cash provided by operating activities                               6,498          11,203          10,921
                                                                    ---------       ---------       ---------

Cash proceeds from issuance of share capital, net
of expenses                                                                 -            (87)          21,152
Repayment of long-term debt                                                 -           (168)        (20,115)
Cash proceeds from long-term debt                                           -          25,204               -
Proceeds (reimbursement) from (of) bank overdrafts                          -           2,868         (1,131)
Dividend paid to minority shareholders                                      -         (3,662)           (209)
Repayment of lease debt                                                     -           (620)         (1,697)
Payment for purchase of treasury stock from third parties                   -         (1,726)           (696)
                                                                    ---------       ---------       ---------
Net cash provided by (used in) financing activities                         -         21,809          (2,696)
                                                                    ---------       ---------       ---------

                                   (continued)

                     UNIHOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (continued)

                                                                               Years ended May 31
                                                                       1999            1998             1997
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment for purchases of property and equipment                            -         (2,661)         (3,641)
 Changes in loans and advances to/from affiliates and
 related companies, net                                                   557         (2,436)         (5,719)
 Payment for businesses acquired
 net of cash acquired                                                                (27,323)        (15,403)
 Payment for purchase of intangible assets                                  -           (842)            (59)
 Proceeds from sale of subsidiary shares                                    -          8,084          26,842
                                                                      -------       ---------       ---------
 Net cash provided by (used in) investing activities                      557        (25,178)          2,020
                                                                      -------       ---------       ---------

Effect of exchange rate changes on cash                                     -           (244)            131

Impact on consolidated assets and liabilities from                    (16,014)
change in accounting method for Unilabs Group
Limited                                                                                    -               -

Net increase (decrease) in cash and cash equivalents
 from continuing operations                                           (8,959)          7,590          10,376

Net cash flows (used) by discontinued operations                           -          (3,329)         (6,984)

Cash and cash equivalents, beginning of year                           9,186           4,925           1,533
                                                                     -------       ---------        ---------
Cash and cash equivalents, end of year                                  $227          $9,186          $4,925
                                                                     =======       =========        =========

                        See notes to financial statements

                     UNIHOLDING CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
               (Monetary amounts in 000's, except per share data)

1.Description of the Company and Basis of Presentation

UniHolding Corporation ("UniHolding") is a holding company which, pursuant to a reorganization (the "Reorganization") further described below, owns as of May 31, 1999, a 38% interest in Unilabs Group Limited, a British Virgin Islands corporation ("UGL"), itself a holding company. Prior to the Reorganization, which took effect on February 25, 1999, UniHolding owned 100% of UGL. UGL is the majority shareholder of Unilabs SA, a Switzerland corporation ("ULSA"), which supplies clinical testing services in several European countries (the "Diagnostic Laboratory Division"), and, until the spin-off made in February 1998, UGL was also the sole shareholder of Global Unilabs Clinical Trials Limited, a British Virgin Islands corporation ("GUCT") supplying clinical trials testing for the pharmaceutical industry (the "Clinical Trials Division"). At May 31, 1999, UniHolding has no operations other than its indirect investment in ULSA. Accordingly, the accompanying financial statements reflect the full consolidation of UGL and its subsidiaries up to February 25, 1999. Subsequent to February 25, 1999, the financial statements reflect UniHolding's cost of investment in UGL, plus UniHolding's equity in undistributed earnings or losses of UGL and its subsidiaries since that date.

UniHolding acquired control of UGL and its subsidiaries in March 1994, when it acquired from Unilabs Holdings SA, a Panama corporation ("Holdings"), 60% of the equity of UGL. UGL then had as principal operating subsidiaries ULSA and Unilabs Group (UK) Limited, a United Kingdom corporation ("UGUK"). As of June 30, 1995, UGL acquired from Unilab Corporation, a Delaware corporation ("Unilab") the remaining outstanding common stock of UGL for a total consideration of $30,000. The consideration was paid $13,000 in cash, $2,000 through the assumption of a debt from Unilab to a subsidiary, and $15,000 in the form of a one-year, interest-bearing promissory note. The excess of the purchase price over the fair value of the assets acquired, $3,301, was allocated to goodwill. The $15,000 promissory note, together with accrued but unpaid interest of $750 converted as of December 31, 1996, into 1,394,963 newly-issued shares of Common Stock of UniHolding and was accounted for by UniHolding as an additional investment in UGL of $15,750.

The Reorganization

Until February 25, 1999, UGL was a wholly-owned subsidiary of UniHolding. Effective February 25, 1999, UGL reached an agreement with Holdings, then a major shareholder of UniHolding, whereby Holdings received approximately 2.3 million newly issued shares of common stock of UGL in exchange for its UniHolding shares of common stock on a one-for-one basis. At the same time, UGL reached agreements with certain other non-US shareholders whereby such shareholders also received newly issued shares of common stock of UGL in exchange for their approximate 0.4 million UniHolding shares of common stock on the same one for one basis. Accordingly, effective February 25, 1999, UGL had gained control of UniHolding. Further, during the period from February 25 to May 31, 1999, UGL reached agreements with certain other non-U.S. shareholders of UniHolding, whereby such shareholders also received newly issued shares of common stock of UGL in exchange for their approximately 0.6 million UniHolding shares of common stock, also on the same one-for-one basis. In addition, also during the same period, a further aggregate of approximately 0.8 million UniHolding shares was acquired by UGL for a consideration consisting of approximately 14,000 bearer shares of ULSA common stock. As a result, as of May 31, 1999, UGL owned approximately 74% of UniHolding, while UniHolding owned approximately 38% of UGL. As more fully described in Note 12, UGL subsequently exchanged its shares of UniHolding common stock for 30,000 shares of UGL common stock held by UniHolding.

Acquisitions and disposals prior to the Reorganization

Clinical Trials Spin-off

As of February 27, 1998, UniHolding spun off its wholly owned investment in the common stock of GUCT to UniHolding's shareholders. In connection therewith, UGL received $20,000 in non-voting, non-convertible, redeemable preferred stock of GUCT in exchange for previously existing inter-company debt. The redeemable preferred stock held by UGL is entitled to non-cumulative dividends in the form of additional redeemable preferred stock for a period of five years, and to cash dividends thereafter. The preferred stock is redeemable at GUCT's option at any time during the first five years at a redemption price equal to its then face value. At the time of the spin-off of GUCT's common stock to UniHolding's shareholders, UGL's net investment in GUCT amounted to $12,164 being the aggregate of $9,000 of common stock, plus advances of $10,979, less accumulated losses incurred of $7,815. UGL valued the $20,000 of GUCT preferred shares received at this net investment value, which valuation reflected the uncertainty as to the timing and the possibility of recovery of the investment. Accordingly, at May 31, 1998, the GUCT preferred stock was carried at a value of $12,164 and is included under 'Long-term investments' in the accompanying 1998 balance sheet. Revenues of the Clinical Trials Division were $9,000 for the period through February 27, 1998, being the date of the spin-off of such division and $7,000 and $4,400 for the years ended May 31, 1998 and 1997, respectively.

During the fourth quarter of fiscal 1999, UGL recorded an impairment write-down of $15,710 relating to its investment in GUCT. Such write-down arose due to a lack of available financing for the operating companies in which GUCT has an ownership interest. As a result of such lack of available financing, GUCT and UGL were informed that the controlling shareholders of the operating companies had decided to look for alternative solutions including a sale of operations or a liquidation. Accordingly, UGL's management performed a careful review of the value of the GUCT preferred stock held as of May 31, 1999, considering the situation described above. As a result of such review, UGL's management concluded that there was a permanent impairment in the value of GUCT, and that it was therefore necessary to record a 100% write-down of the aggregate value of the GUCT preferred stock at May 31, 1999.

Other Acquisitions and Disposals

During the year ended May 31, 1998, ULSA acquired from third parties 100% of the equity of Institut Bio-Analytique Medical SA, a Geneva company, and related companies and 100% of the equity of Laboratoire Medical Pierre-Alain Gras SA, a Geneva company, at an aggregate cost of $25,260. Those acquisitions were accounted for as purchases and the excess of the assets contributed over the fair value of the assets acquired, $20,042, was allocated to goodwill and is being amortized by ULSA over a period of 20 years.

Also during the year ended May 31, 1998, ULSA sold UGUK to a third party for $13,119, consisting of a $1,312 payment in cash and the balance in non-voting, redeemable preferred shares of the purchaser, Focused Healthcare (Jersey) Ltd. ("FHL"), a Jersey investment company. FHL is controlled by a former director of Unilab Corporation, who is also affiliated to Health Strategies Limited, a Jersey Channel Island corporation ("HSL") with which ULSA entered into certain other agreements during prior periods not presented herein. The agreement with FHL called for a disposal price equal to the net book value of UGUK at May 31, 1997. After reversal of cumulative translation and other adjustments of $1,550 related to UGUK, reduced by legal and other costs related to the disposal of $1,434, ULSA recorded a net gain on disposal of $116. Subsequently however, ULSA recorded a write-down of approximately $1,190, which reflects ULSA's appraisal of the uncertainty as to the timing and the possibility of recovery of its investment in FHL. Such amount of preferred shares was therefore carried at a value of $10,617 as of May 31, 1998, and is included under "Long-Term investments" in the accompanying 1998 balance sheet. ULSA has been informed by FHL that certain discussions are currently taking place with a third party, with a view to merge UGUK with, or sell UGUK to, this third party. ULSA has indicated that it will not veto a transaction which will enable it to recover the full amount of the FHL preferred stock currently recorded on ULSA's books, of SFr. 15,600 (approximately $10,300). See Note 12.

In connection with the sale of UGUK, ULSA agreed to purchase from the latter the London building which housed most of UGUK's operations ("Bewlay House"), through its subsidiary Placelite Ltd. On July 8, 1998, ULSA completed this transaction and acquired a 999-year leasehold in Bewlay House for a purchase price of $12,322. On February 25, 1999, ULSA closed on definitive agreements to sell the building to a third party for cash consideration of approximately $12,000, net of all related costs and expenses. No significant gain or loss, other than resulting from currency changes, was made as compared to the carrying value of the building.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of UniHolding and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investments in significant 20 to 50%-owned affiliates or in which UniHolding otherwise exercises significant influence are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the proportionate equity in undistributed earnings or losses since acquisition. As a result of UniHolding's decrease in ownership of UGL, the method used to account for the investment in UGL has changed from the consolidation method to the equity method. Valuation allowances are provided where management determines that the investment or equity in earnings is not realizable. As of May 31, 1999, UGL owns approximately 5 million shares of UniHolding common stock and UniHolding owns 2 million shares of UGL common stock. UniHolding has utilized the treasury stock method in accounting for this reciprocal shareholding between itself and UGL. The shares deemed treasury stock represents the ownership interest UniHolding has in itself through its investment in UGL.

The Company's policy as regards the accounting treatment of gains or losses arising from the issuance by any of the Company's former subsidiaries, of such former subsidiaries stock, was to record such gain or loss presently in income. Such aggregate gain or loss was classified in the income statement classification "Gain on sale of subsidiary shares".

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method. Goodwill is evaluated periodically based on undiscounted expected future cash flows and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred. During the year ended May 31, 1997, ULSA revised its estimate of the useful life of existing goodwill from 40 to 20 years. The net effect of such change was a charge of $3,025 (or $0.43 per share), which is included in the income statement classification "Amortization of intangible assets".

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

Income Taxes

UniHolding accounts for income taxes utilizing the liability method requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

UniHolding provided income taxes on the earnings of foreign subsidiaries to the extent they were taxable or expected to be remitted.

Any dividend received from subsidiaries by UniHolding, through UGL, would be subject to the withholding taxes at a maximum rate of 35%, which UniHolding could not recover, but may be creditable against U.S. Federal income tax.

Foreign Currency Translation

UniHolding's principal operations, including its current investment in UGL, are located in Switzerland and various other countries. As a result, a significant part of net assets, revenues and expenses are denominated in the currency of those countries, while UniHolding presents its consolidated financial statements in US dollars. Assets and liabilities denominated in foreign currencies are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the weighted average exchange rates for the period. Net gains and losses arising upon translation of local currency financial statements to US dollars are accumulated in a separate component of Stockholders' Equity, the Cumulative Translation Adjustment account.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions and changes in foreign currency positions are included in income or expense currently. Other income includes exchange losses of $528, $206, and $248 in fiscal 1999, 1998 and 1997, respectively.

Income (Loss) Per Common Share

Effective December 1997, UniHolding adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share. This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, and for entities with a complex capital structure requires the additional presentation of diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.

The adoption of this standard did not impact UniHolding's reported EPS, as no dilutive securities were outstanding during the periods presented, because all outstanding options were and are out of the money. Accordingly, for the years ended May 31, 1999, 1998 and 1997 income or loss per common share was computed by dividing net income or net loss by the weighted average number of voting and non-voting shares outstanding during the year.

Cash and Cash Equivalents

UniHolding considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for outstanding bank indebtedness approximates fair value because the debt is generally at a variable rate that reprices frequently. UniHolding believes that its non-bank indebtedness approximates fair value based on current yields for debt instruments of similar quality and terms.

Concentration of credit risk

UniHolding maintains cash and cash equivalents, and investment securities with various financial institutions. UniHolding limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. ULSA has a large and diverse customer base, thereby minimizing the credit risk of any one customer to accounts receivable amounts. In addition, whenever applicable, each ULSA business unit performs ongoing credit evaluations of their customers' financial condition.

Stock Based Compensation Plans

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standard, UniHolding continues to account for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, adoption of the standard has not affected UniHolding's results of operations or financial position. See Note 6.

3.Property, Plant and Equipment, net, and Intangible Assets

Property, plant and equipment, net consists of the following:

                                         May 31, 1999             May 31,
                                                                     1998

 Land and buildings                                 -                $942
 Long-term leasehold and improvements               -               9,007
 Furniture and fittings                             -               3,213
 Laboratory and office equipment                    -              20,544
 Capitalized data processing software               -               1,862
                                           ----------          ----------
                                                    -             $35,568

 Less: Accumulated depreciation                     -            (26,740)
                                           ----------          ----------
                                                 $  -              $8,828



Amounts charged to expense for depreciation of tangible assets, including assets under capital lease, was $2,152, $3,071, and $10,923 in the years ended May 31, 1999, 1998 and 1997, respectively. During the year ended May 31, 1997, as a result of its decision to sell a building used by its UK operations, ULSA reconsidered the carrying value of such building, and recorded a one-time charge of $5,805 (the equivalent of pound 4,000) to adjust such carrying value to its then currently estimated market value.

The net amount of capitalized data processing software is $0 and $106 as of May 31, 1999 and 1998 respectively. The amount of assets under capital leases is $0 ($0 net of accumulated depreciation) and $4,476 ($1,725 net of accumulated depreciation) as of May 31, 1999 and 1998 respectively.

Intangible assets consist of:
                                                 May 31, 1999       May 31, 1998

                                                           -
 Goodwill                                                  -            $50,577
 Customer lists                                            -              6,938
 Other                                                     -                694
                                                   ----------         ----------
                                                           -             58,209

 Less : Accumulated amortization                           -           (13,865)
                                                   ----------         ----------
                                                        $  -            $44,344


Amortization of intangible assets was $2,388, $2,638, and $29,089 in the years ended May 31, 1999, 1998 and 1997. During the year ended May 31, 1997, ULSA revised its estimate of the useful life of existing goodwill from 40 to 20 years. The net effect of such change was a charge before tax effect of $3,025 (or $0.43 per share).

Further, during the year ended May 31, 1997, management performed its periodic evaluation of ULSA's goodwill, based on undiscounted expected future cash flows. As a result thereof, in view of unexpected delays in returning UK operations to a level of profitability meeting management's criteria, and in view of the then present and estimated future profitability of such operations, ULSA recorded a charge before tax effect of $23,722 (or $3.38 per share) to adjust such goodwill.

4.Long Term Debt

 Long term debt consists of the following:

                                              May 31, 1999       May 31, 1998
 Senior secured debt :

 ULSA Credit Facilities                                  -            $34,644
 Other debt                                              -                627
 Capital leases, net of interest                         -              1,534
  component
                                                ----------          ----------
                                                         -            $36,805
 Less: current portion                                                (6,536)
                                                ----------          ----------
                                                         -            $30,269


Senior Secured Debt

Senior secured debt consisted of credit facilities granted by banks in Swiss francs to UGL and its subsidiaries. Such debt was secured by a pledge of the common stock of substantially all of ULSA's subsidiaries, and contained covenants of a customary nature, including restriction of the use of $2,740 of cash and cash equivalents only for future acquisitions or capital expenditures.

Interest on long term debt was generally at market rates plus a margin, and depended upon actual utilization of the facilities and the maturity of the debt instruments. At May 31, 1998, the effective average interest rate was approximately 3.25% per annum.

Subsequent to May 31, 1999, UniHolding obtained a $500 credit facility from a financial institution. Such credit facility will be utilized to fund the ongoing general and administrative expenses of UniHolding and is secured by a pledge of 320,000 UGL shares of common stock.

In connection with the disposal of the UK operation by ULSA, all of the debt related to that operation was disposed of. See Note 1 regarding disposal of UK operations

5.Income Taxes

Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and the amounts currently taxable in the jurisdictions in which operations are taxed. Income (loss) before income taxes and minority interests of domestic and foreign corporations is as follows:

                                               Years ended May 31

                                     1999           1998           1997

 Domestic                           ($878)         $2,149        $(3,052)
 Foreign                            4,358          10,811         (6,045)
                               -----------     -----------     -----------
 Total                             $3,480         $12,960        ($9,097)


The provision (benefit) for income taxes is as follows :

                                        Years ended May 31
                                     1999           1998            1997
 Current:
 Foreign                           $1,746          $3,037           $864
 U.S.                               1,155           2,000          3,000

 Deferred:
 Foreign                             (179)          (452)        (3,050)
                                  --------     -----------    -----------
 Total                             $2,722         $4,585           $814
                                  ========     ===========    ===========



Deferred taxes are provided principally in relation to temporary differences in the amortization of intangibles and to different book and tax rates of depreciation of tangible assets.

The deferred tax assets and liabilities as of May 31, 1999, are as follows :



                                             Assets      Liabilities

Operating loss carryforwards                 $1,023
Investment in UGL                             16,608               -
                                           ---------       ---------
                                              17,631               -
 Valuation allowance                        (17,631)               -
                                            --------       ---------
                                                   -               -


Management of the Company has determined, based on UniHolding's history of operating earnings and its expected income, that operating income will not more likely than not be sufficient to utilize this deferred tax asset and accordingly has provided for it in full.

The deferred tax assets and liabilities as of May 31, 1998, are as follows:

                                             Assets      Liabilities

 Depreciation of tangible assets                $ -              $33
 Amortization of intangibles                      -              303
 Operating loss carry forwards                1,328                -

                                              1,328              336
 Valuation allowance                         (1,171)               -
                                            --------       ---------
                                               $157             $336
                                               =====            ====

A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the US Federal income tax rate of 34% to earnings before taxes and minority interests is as follows (in thousands) :

                                                   Years ended May 31
                                             1999           1998          1997
                                             ====           ====          ====
Computed income taxes at rate of
 34%                                         $1,183        $4,406      ($3,093)
Impact of difference between
 statutory and US tax rates                    (328)       (2,028)      (3,799)
Non-deductible goodwill                         729
US income taxes on dividends and
 interest paid to UniHolding from
 subsidiaries                                     -         1,200
Withholding tax on dividend from
 ULSA to UGL                                      -           769            -
Penalties and interest on US tax
 liability                                    1,155           800            -
US income taxes on deemed
 dividends relating to sales of
 subsidiary shares                                -                      3,000
Effect of change in accounting
 estimates relating to write-down in
 carrying value UK building                       -             -       (1,916)
Effect of change in accounting
 estimates relating to change in
 amortization period of goodwill                  -                       (510)
Effect of adjustment of carrying
 value of goodwill in subsidiary                                         4,383
Change in valuation reserves on
 deferred tax assets                           (148)         (697)       2,441
Other                                           131           135          308
                                            ----------     ----------   --------
                                                 2,722        $4,585      $814
                                              ========     ==========   =======

Certain of UniHolding's former subsidiaries incurred losses, which could be used to offset their taxable income for up to seven years after incurring the losses, depending on the applicable tax legislation. Total net operating loss carry forwards of such former subsidiaries amounted to approximately $6,400. Management reviewed the probability of realization of the tax benefits that may have arisen from these losses being carried forward. Based on the estimated realization, UniHolding reserved for the tax benefits in all cases where it had not been satisfied that it was more likely than not that the benefits would be realized. Therefore, UniHolding recognized deferred tax assets of $157 at May 31, 1998. The major portion of such underlying net operating loss carry forwards was expected to expire starting in 2004.

At May 31, 1998, taxes were not provided on approximately $8,400 of accumulated foreign unremitted earnings because those earnings were expected to remain invested indefinitely and accordingly, no U.S. taxes were provided on such unremitted earnings. It was not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

At May 31, 1999, no deferred income taxes were provided on approximately $3,129 of accumulated foreign unrequited earnings, due to the fact US tax credits for foreign taxes paid on the remitted undistributed earnings would more than offset any US tax liability from the remittance of such undistributed earnings.

6.       Stockholders' Equity

Treasury Stock

During the period June 1, 1998 to February 25, 1999 UniHolding, through its then subsidiary UGL, acquired 422,071 shares of UniHolding at a cost of approximately $2,600. During the year ended May 31, 1998, UniHolding, and its then subsidiary UGL, acquired 1,309,419 shares of UniHolding common stock at a cost of approximately $9,200. Approximately $5,100 of this total was obtained through forgiveness of amounts owed by its principal shareholder. Of the remaining $4,100, $2,400 was attributable to purchases from its principal shareholder and $1,700 to purchases from third parties. During the year ended May 31, 1997, UGL acquired 125,150 of UniHolding common stock on the market for $913.

Stock Options

As of June 28, 1994, UniHolding's Board of Directors adopted a Stock Option Plan whereby options can be granted to directors, key officers or management personnel of UniHolding or any of its subsidiaries or affiliates by the Administrator of the Plan, acting in agreement with the Board. 500,000 shares of UniHolding's common stock can be so reserved each year for issuance pursuant to the Plan, as amended. Options are granted with an exercise price at no less than 100% of the fair market value of UniHolding's common stock on the date of the grant. Options vest 18 months after the date of grant, and shares subscribed by Option grantees cannot be sold prior to two years from the date of grant. The Plan will expire on June 28, 2004. Accordingly, UniHolding will be able to grant
3.0 million options in addition to those already granted.

On August 17, 1995, a total of 131,250 options were granted. These options are all exercisable on or after February 17, 1997, at $22 per share for 31,250 options and at $24 per share for 100,000 options, and expire on June 28, 2004. During the year ended May 31, 1998, 31,250 options priced at $22 per share were forfeited. None of the remaining options have been exercised to date.

On July 9, 1996, a total of 304,642 additional options were granted. These options are all exercisable on or after January 9, 1998, at $16 per share, and expire on June 28, 2004. None of the options have been exercised to date.

On August 25, 1997, a total of 304,642 additional options were granted. These options are all exercisable on or after February 25, 1999, at $10 per share, and expire on June 28, 2004. None of the options have been exercised to date.

The following tables summarize information about options outstanding at May 31, 1999:

                               Outstanding Options
             -------------------------------------------------------

                                           Weighted-Average
Range of Exercise   Shares Outstanding   Remaining Contractual  Weighted-Average
      Prices          at May 31, 1999         Life                Exercise Price

     $24.00                 100,000           5.08                    $24.00
     $16.00                 304,642           5.08                    $16.00
     $10.00                 304,642           5.08                    $10.00
                          -----------
                            709,284           5.08                    $14.55
                          ===========

                               Options Exercisable
        -----------------------------------------------------------------
 Range of Exercise      Shares Exercisable at           Weighted-Average
     Prices                May 31, 1999                 Exercise Price
-----------------       ---------------------           ----------------
      $24.00                 100,000                        $24.00
      $16.00                 304,642                        $16.00
      $10.00                 304,642                        $10.00
                             --------
                             709,284                        $14.55
                             ========

All options outstanding as of May 31, 1999, expire on June 28, 2004.

Pro forma information:

Pro forma information  regarding net loss and loss per share is required by SFAS
123. This information is required to be determined as if UniHolding had accounted for its employee stock options granted subsequent to May 31, 1995, under the fair value method of that statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions applied to all years: risk-free interest rate of 6.00 percent, dividend yield of 0.00 percent, volatility factors of the expected market price of UniHolding's common stock of
0.157 and a weighted average expected life of the options of 8 years. The weighted average fair value of options was $3.99 for options granted in 1997. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Pro-forma net income
(loss) for 1999, 1998 and 1997 would be $1,257, $2,121 and ($15,010);  pro forma basis and diluted earnings (loss) per common share would be $0.20, $0.28 and ($2.14), respectively.

At May 31, 1999, 709,284 vested options are outstanding. All of these options vested during the years ended May 31, 1997, 1998 and 1999.

Capital Stock of Former Subsidiary and Initial Public Offering by Former Subsidiary

During the year ended May 31, 1997, ULSA acquired 3,750 bearer shares (or 1.9%) of its own common stock from unaffiliated investors in ULSA for a total consideration of SFr. 2,010 ($1,550), all of which was paid during the period.

In February 1997, ULSA acquired 10,000 bearer shares (or 5.0%) of its own common stock from UniHolding's then controlling shareholder, Unilabs Holdings SA, for a total consideration of SFr. 6,500 ($5,000), which was paid through a partial set-off of advances previously made. In March, ULSA acquired a further 10,000 bearer shares (or 5.0%) of its own common stock from Holdings, for a total consideration of SFr. 6,500 ($5,000), which was paid through a partial set-off of advances previously made. The excess of the purchase price over the predecessor cost ($3,329) was debited to paid-in capital. According to the related purchase contracts, the purchase price was subject to an adjustment whereby UGL and Holdings would share on an equal basis any difference between the purchase price initially set and the price per share on the first day of trading of the ULSA shares on the Swiss Exchange after the ULSA initial public offering discussed below. Based upon the last price paid on April 25, 1997 (the first day of trading of the ULSA shares on the Swiss Exchange), of SFr. 705 per new ULSA bearer share, an amount of SFr. 550 became due by UGL to Holdings and was paid through a partial set-off of advances previously made.

During the year ended May 31, 1997, in conformity with UniHolding's plans to maximize shareholder values, UGL organized an initial public offering of ULSA's newly-issued and existing shares. In anticipation thereof, UGL sold an aggregate of 30,000 shares (or 15.0% of ULSA's then equity) of ULSA's common stock to three financial institutions for a total consideration of SFr. 19,500 (approximately $15,000). As a result of this series of transactions, UGL owned approximately 84% of ULSA as of March 31, 1997. As of April 24, 1997, the initial public offering closed. The offering was made at the price of SFr. 675 per bearer share. The offering comprised the issuance by ULSA to the public of a further 20% of its equity, and the sale by UGL of a portion of its holding in ULSA, thereby diluting UGL's equity holding in ULSA to 60% post-initial public offering. The shares of ULSA have been listed on the Swiss Exchange since April 25, 1997. UGL recorded an aggregate gain of $16,164 from the sales of ULSA stock during the year ended May 31, 1997.

During the year ended May 31, 1998, UGL purchased 3,260 shares of ULSA stock and sold 18,150 shares of ULSA stock, either on the market, or in private transactions at prices substantially equal to market and recorded an aggregate gain from such sales of $6,007. During the year ended May 31, 1999, UGL and ULSA purchased 28,840 shares of ULSA stock, and sold 34,756 shares of ULSA stock, either on the market, or in private transactions at prices substantially equal to market. Aggregate gains from sales made prior to the Reorganization on February 25, 1999 was $328.

7.       Related Party Transactions

Advances to and from related companies bear an interest rate based on the 3 months LIBOR plus 2% per annum. These advances are unsecured.

During the year ended May 31, 1997, ULSA entered into a management services contract with a company in which the Chairman of UniHolding's Board of Directors is a director. Under this contract, a subsidiary of UGL paid SFr. 720 ($610 at the then average exchange rate), SFr. 720 ($492 at the then average exchange rate) and SFr. 835 ($581 at the then average exchange rate) during the years ended May 31, 1997, 1998 and 1999.

During the years ended May 31, 1997, 1998, and 1999, a subsidiary of ULSA paid SFr. 720 ($610 at the then average exchange rate), SFr.720 ($492 at the then average exchange rate), and SFr. 835 ($581 at the then average exchange rate) for consultancy services to a company affiliated with a Director of UniHolding.

8.       Retained Earnings

Retained earnings of UGL's Swiss subsidiaries are partially restricted by law as to distribution. Restricted amounts (including temporary restrictions) were approximately $20,557 and $17,997 at May 31, 1999 and 1998.

9.       Retirement plans

All of ULSA's employees participate in the pension or retirement plans legally required in their place of work. All of such plans are defined contribution plans. Under all such plans, which are administered by third parties, contributions are made by the employees and by ULSA. This contribution is expensed in the period that the cost is incurred.

Total benefit plans expenses was approximately $1,128, $1,247, and $1,336 for the years ended May 31, 1999, 1998 and 1997 respectively.

ULSA does not maintain any plans for other post-employment or post-retirement employee benefits.

10.      Commitments and Contingencies

Operating lease expenses, which relate to the rental of buildings, office furniture and equipment of UGL's subsidiaries, were approximately $3,027, $3,984, and $3,220 for the years ended May 31, 1999, 1998 and 1997 respectively.

Certain key officers of ULSA have employment agreements that provide for aggregate annual salaries of approximately $1,500 and which include non-competition clauses. In the event that ULSA invokes such clauses after termination of the employment agreements, ULSA may be obligated, under certain circumstances, to compensate these individuals for differences in salary between the compensation paid to them by ULSA on the date of the expiration of the employment agreements and their new annual salaries.

In connection with the initial public offering of ULSA's bearer shares on April 25, 1997, UniHolding, UGL, ULSA, as well as certain of their direct and indirect shareholders, have agreed for a certain period of time to respect certain restrictions regarding the transfer and listing of ULSA's shares held by them and the maintenance of the existing shareholder control. The restrictions are summarized as follows: (a) no sale or other transfer of ULSA's bearer shares and/or registered shares until April 25, 1999, without the prior written consent of the lead manager of the initial public offering; (b) no listing of ULSA's registered shares on any securities exchange for a period of five years from April 25, 1997; and (c) maintenance of existing majority ownership and effective control of ULSA until April 25, 1999.

In the normal conduct of their business, UniHolding, UGL and ULSA may be a party to certain litigation. As of May 31, 1999, ULSA is a party to a litigation in connection with a clinical test. While the proceedings are still at an early stage, in the opinion of management and as confirmed by legal counsel, the resolution of this matter should have no material effect, if any, on the financial position or results of operations of ULSA, UGL or UniHolding.

11.      Investment in Equity Affiliates

Pursuant to the Reorganization as described in Note 1, at May 31, 1999, UniHolding owned a non-controlling 38% interest in UGL, which it accounts for using the equity method of accounting. A summary of consolidated financial information of UGL as of, and for the year ended, May 31, 1999, is as follows:

Balance Sheet
Total current assets                                       33,089
                                                           ------
Investments                                                10,775
Cost of investment in UniHolding                           36,741
Intangible assets                                          43,905
Other long-term assets                                      7,714
                                                           ------
Total long-term assets                                     99,135
                                                          -------
Total assets                                              132,224
                                                          =======

Short-term borrowings                                     $10,201
Other current liabilities                                  14,908
                                                           ------
Total current liabilities                                  25,109
                                                           ------
Long-term borrowings                                       30,560
Other long-term liabilities                                   236
                                                           ------
Total long-term liabilities                                30,796
                                                           ------
Minority interests                                         12,168


Statement of Income

Revenues                                                  $98,619
Operating loss                                            (2,270)
Loss from operations                                        (503)
Net loss                                                  (9,247)

12.      Subsequent Events

On September 3, 1999, pursuant to separate board of director resolutions of the UniHolding and UGL board of directors, which resulted from discussions between the boards of directors of UniHolding and UGL, UniHolding transferred to UGL 30,000 shares of UGL common stock, and UGL transferred to UniHolding its entire shareholding of UniHolding common stock. Pursuant to this agreement, as of September 3, 1999, UGL did not own any UniHolding shares, while UniHolding owns a balance of approximately 2.0 million shares of UGL common stock, or approximately 37% of UGL's equity. The remaining UniHolding shareholders, who owned approximately 37% of the outstanding UniHolding stock before the Reorganization, own 100% of the outstanding UniHolding stock after the Reorganization and the September 3, 1999, transaction. Accordingly, their indirect equity interest in UGL is not less than it was before the Reorganization.

On October 1, 1999, ULSA closed on an agreement with FHL regarding the disposal of the non-voting, redeemable preferred shares of that company. As of that date, FHL merged its UK laboratory subsidiary into another laboratory owned by Advanced Pathology Services Ltd., England. In connection therewith, ULSA sold its FHL preferred shares against an immediate cash payment of (pound)3,000 ($4,800), with the balance being essentially constituted of notes due within 4 years payable by Advanced Pathology Services.

On December 21, 1999, ULSA closed on an agreement with Advanced Pathology Services Ltd., England, regarding the disposal of Unilabs International (UK) Ltd., a subsidiary engaged in the marketing of pathology services in the Middle East. The sale consideration was agreed at (pound)538 ($860), in the form of a note payable on December 21, 2003.

13.      Supplemental Disclosures of Cash Flow Information (in thousands)
                                       Years ended May 31
                                 1999          1998        1997
 Cash paid during the
   year for:
  Interest                       1,426        $1,039      $2,003
  Income taxes                   1,460        2,179        2,129



Capital lease obligations of $465, $955 and $1,904 were incurred during the years ended May 31, 1999, 1998 and 1997, respectively.

14.      Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for the years ended May 31, 1999 and 1998 is as follows (in thousands, except per share data)(note that discontinued operations have been reclassified):

                             Year ended May 31, 1999

                            First       Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                                                         (a)        (b),(c)
Revenue                  $20,542       $26,942       $24,469             -
Operating income (loss)      764         3,757         1,431             1
Net income (loss)            (86)          961         1,001        (3,166)
Per share data :
 Net income (loss)        ($0.01)         $0.16         $0.02       ($0.48)

Price range:
High                       $6.75         $6.00         $4.75         $4.75
Low                        $3.50        $3.125         $3.00         $1.00


a. As per the amendment to Form 10-Q filed concurrently with UniHolding's Annual Report on Form 10-K for the year ended May 31, 1999.

b. Pursuant to the Reorganization, effective February 25, 1999, UniHolding ceased consolidating the results of UGL and ULSA on a full consolidation basis and instead has applied equity accounting to its investment in UGL. Accordingly, the results for the fourth quarter reflect only UniHolding's revenues and expenses, and UniHolding's share of net loss from UGL of $1,255.

c. Includes tax charge of $1,155 relating to late filing penalties and interest on UniHolding US income tax obligations.



                             Year ended May 31, 1998

                                 First           Second             Third          Fourth
                                Quarter          Quarter           Quarter         Quarter

Revenue                         $19,774          $18,074           $26,585         $19,070
Operating income (loss)             848            4,638             6,538          (4,833)
Income (loss) from
 continuing operations              156            3,303             5,555          (3,130)
 Income (loss) from
discontinued operations          (1,120)          (1,379)             (321)              -
Net income (loss)                  (964)           1,924             5,234          (3,130)
Per share data :
 Net income (loss)from
  continuing operations           $0.02            $0.44             $0.77          ($0.44)
Loss from discontinued
 operations                      ($0.14)          ($0.18)           ($0.04)              -
Net income (loss)                ($0.12)           $0.25             $0.73          ($0.44)


Price range:
High                              $9.50           $10.00             $8.50           $7.50
Low                               $3.50            $4.50             $5.50           $4.50

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share for a year does not equal the total computed for the year due to stock transactions that occurred during the periods.

15.Segment Information

UniHolding adopted SFAS No. 131 'Disclosures about Segments of an Enterprise and Related Information' as of May 31, 1999. SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Prior years' presentations are restated to conform to current year presentations.

UniHolding, through its indirect investment in ULSA (a supplier of clinical testing services in several European countries), has identified the following business segments based on their country location, which each operate in the filed of clinical laboratory services: Switzerland, the United Kingdom, Spain, and "All Other".

During the year ended May 31, 1997, UniHolding performed testing in relation to clinical trials for the pharmaceutical industry and therefore distinguished its Diagnostic Laboratory Division from its Clinical Trials Division. As of February 27, 1998, the Clinical Trials Division was spun off to UniHolding's shareholders.

Information related to UniHolding's reportable segments is shown below.

                                Year Ended May 31

                                     1999                 1998                  1997
Revenues from unaffiliated
customers:
 Switzerland                        60,766               70,076                60,810
 United Kingdom                          -                    -                21,334
 Spain                               6,070                6,721                 6,523
 Other                               5,117                6,706                 3,968

Operating Profit or Loss:
 Switzerland                         8,103                8,820                10,738
 United Kingdom                          -               (1,395)              (32,083)
 Spain                                (417)                (191)                 (202)
 Other                              (1,733)                 (43)                 (749)

Identifiable Assets:
 Switzerland                             -               74,350                44,233
 United Kingdom                          -               10,617                36,360
 Spain                                   -                5,706                 5,382
 Other                              50,736               22,298                   666



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

The following table sets forth certain information as of September 6, 1999, regarding the directors, executive officers and key management personnel of UniHolding and its subsidiaries.

Directors and Executive Officers of UniHolding

Name                       Age                      Position
Edgard Zwirn               53        Chairman of The Board and Director,
                                     Chief Executive Officer and member of Audit
                                     Committee

Alessandra van Gemerden    27        Director

Tobias Fenster             53        Director, Chief Executive Officer -
                                     Spanish Operations

Daniel Regolatti           68        Director and member of Audit Committee

Pierre-Alain Blum          53        Director and member of Audit Committee

Bruno Adam                 50        Chief Financial Officer and Secretary


Key Executive and Managerial Officers of Subsidiaries

Name                       Age                      Position

Blaise Mentha              40        Chief Executive Officer - Swiss
                                     Operations

Eric Wavre                 47        Executive Vice President, Treasurer and
                                     Chief Administrative Officer

Miguel Payro               35        Executive Vice President, Head of Financial
                                     Planning and Business Development,
                                     Head of Investor Relations


Edgard Zwirn has been Chairman and a member of UniHolding's board of directors since April 28, 1994. Edgard Zwirn was appointed as Chief Executive Officer of UniHolding on April 26, 1994. Edgard Zwirn has been the Chairman of the board of directors of Unilabs Holdings SA (a Panama corporation, "Holdings", which is UGL's largest shareholder) since 1993, ULSA since 1989, UGL since inception in October 1993, UIL, GUCT and TBLH since their respective inception in 1996. He has been Chairman of the board, President and Chief Executive Officer of Unilabs Holdings SA (a Swiss corporation which is the parent company of Holdings, "Swiss Holdings") since 1987. He has been President of UGL since October of 1993. Edgard Zwirn has been a member of Unilab Corporation's board of directors from November 1993 to June 1995 after having served as a member of the board of directors of the predecessor of Unilab Corporation from its formation in November 1988 until November 1993. Edgard Zwirn has also been Chairman of the board of directors of several UK subsidiaries of UGL, including UGUK, until their disposal in fiscal 1998. He currently is a non-executive director of Focused Health (Jersey) Limited, a company which acquired the former UK operations of ULSA.

Alessandra van Gemerden has been a member of UniHolding's board of directors since July 1996. She holds degrees in Management and Psychology and has had prior experience in public relations and management of investment portfolios. Alessandra van Gemerden was a Director of UGUK from April 30, 1996, until fiscal 1998, and a Director of UIL, GUCT and TBLH since their respective inception in 1996. Ms. van Gemerden holds directorships in various non-U.S. corporations involved in the asset management business.

Tobias Fenster has been a member of UniHolding's board of directors since July 1996. He holds degrees in Industrial Engineering and Business Administration from Stanford University. His previous work experience includes consulting services with Booz Allen & Hamilton and management of closely-held enterprises in the wood industry and in the computer distribution industry. Tobias Fenster currently is Chef Executive Officer of ULSP. Mr. Fenster was a Director of UGUK from April 30, 1996, until fiscal 1998, and a Director of UIL, GUCT and TBLH since their respective inception in 1996. Mr. Fenster is Mr. Zwirn's brother-in-law.

Daniel Regolatti has been a member of UniHolding's board of directors and of the Audit Committee since October 1996. From 1957 to 1992, Mr. Regolatti held various positions with the Nestle group of companies, including his last position as Director of Finance at the Nestle world headquarters. He is currently an independent consultant in management and finance. Mr. Regolatti is a director of Julius Baer Holding and Bank Julius Baer, Zurich. He currently also is a director of ULSA. Mr. Regolatti is a Member of the International Council for the Verwaltungs und Privat-Bank, Vaduz, Liechtenstein and a Member of the Advisory Council for the MBA Program of the University of Rochester N.Y./Berne, Switzerland.

Pierre-Alain Blum has been a member of UniHolding's board of directors and of the Audit Committee since October 1996. Mr. Blum was the founder of the EBEL Swiss watch manufacturing group in 1970. He left EBEL in 1996. He currently is an independent consultant in management. Mr. Blum is a director of several companies in various countries. He currently also is a director of ULSA.


Bruno Adam was a member of UniHolding's board of directors from April 1994 to October 1996. Mr. Adam has been the Chief Financial Officer of UniHolding since May 1994. Mr. Adam has been Chief Financial Officer of ULSA from 1988 to 1993, and again since 1997, and a Director of UGL from November of 1993 to July 1996. Mr. Adam was appointed as a director of TBLH (now a subsidiary of GUCT) in September 1998. Mr. Adam was appointed Secretary of the UniHolding's board of directors in July 1999.


Eric Wavre was  appointed  Executive  Vice  President  and Chief  Financial  and
Administrative Officer-European Affairs of UniHolding as of June 1, 1995. Mr. Wavre has been Executive Vice President and Chief Financial and Administrative Officer of UGL from January 1994 to July 1996. He was a Director of UGL from April 1994 to July 1996.

Blaise Mentha was appointed Chief Executive Officer Swiss Operations of ULSA as of October 1, 1998. From February 1998 to September 1998, he was Chief Operating Officer, Swiss Operations, French-speaking Region. Prior to his appointment by ULSA, Mr. Mentha was since 1987 a self-employed consultant active in the health care industry. Mr. Mentha also was a director of several companies engaged in this business. From 1993 to January 1998, Mr. Mentha served as executive vice president of a Swiss laboratory group acquired by ULSA during the 1998 fiscal year.

Miguel Payro has been a Vice President and financial controller of ULSA since 1994. From October 1996 to October 1997, he also served Chief Financial Officer of UCT and of the South Europe Region.

Section 16(a) Beneficial Reporting Compliance

Based solely upon UniHolding's review of the Forms 3 and 4, and any amendments thereto, furnished to it during its most recent fiscal year and the written representations from each of the persons or entities required to file such forms, no person was required to file a Form 5 except UGL, which failed to file timely Forms 4 for the acquisitions of common stock reported elsewhere herein. See Item 1, Business and Item 13, Certain Relationships And Transactions With Related Persons and Consolidated Statements of Stockholders' Equity.

ITEM 11. EXECUTIVE COMPENSATION

During the year ended May 31, 1999, each Director of UniHolding received a compensation of $10,000 for his/her services to UniHolding in such capacity. During the prior years, no such compensation was paid.

The following table sets forth the annual and long-term compensation paid or accrued by UniHolding for services rendered in all capacities to UniHolding and its subsidiaries during the last three years of those persons who were at May 31, 1999, (i) the Chief Executive Officer of UniHolding and (ii) the other three executive officers of UniHolding, UGL and ULSA whose total annual salary and bonus for the year ended May 31, 1998 exceeded $100,000.

                                       SUMMARY COMPENSATION TABLE (1)

                                                                                          Long Term Compensation Awards
                                                            Annual Compensation
Name and Principal Position               Year               Salary and Bonus ($)                 Options (#) (3)
Edgard Zwirn
Chairman of the Board                     1999                         (2)
                                          1998                         (2)
                                          1997                         (2)                            112,821
Eric Wavre,
Treasurer, Chief
Administrative Officer                    1999                      $320,000
                                          1998                      $328,000                                -
                                          1997                      $357,000                           25,000

Bruno Adam,
Chief Financial Officer                   1999                      $320,000
                                          1998                      $308,000                                -
                                          1997                      $335,000                           30,000

Blaise Mentha,
Chief Operating Officer -
ULSA (5)                                  1999                     $320,000
                                          1998                      $91,000                                 -
                                          1997                          -

Paul Hokfelt,
Chief Operating Officer (4)
                                          1999                          0
                                          1998                      $203,000                                -
                                          1997                      $411,000                           15,000

(1) Until May of 1999 and the date hereof, UniHolding did not compensate any of its Directors or Executive Officers, except for a flat fee of $10,000 paid to each UniHolding Director. All Directors and Executive Officers are compensated by UGL subsidiaries.

(2) Mr. Zwirn is not an employee of UniHolding, UGL or ULSA. Since the fiscal year 1994 Mr. Edgard Zwirn is compensated by ULSA through a management consulting agreement with a company in which Mr. Zwirn is a director. Such agreement currently provides for a management fee of SFr. 996,000 annually (approximately $693,000 in fiscal 1999). Mr. Zwirn disclaims having personally received any of the aforementioned management fee except approximately SFr. 450,000 (approximately $313,000).

(3) UniHolding has granted such Options to such individuals on July 9, 1996, and August 22, 1997.

(4) Mr. Paul Hokfelt resigned from all of his duties with UniHolding and UGL as of January 31, 1998, to become the full-time President and Chief Executive Officer of TBLH, an entity in which GUCT has an ownership interest. In connection with such resignation, he received a severance payment included in the above amount.

(5) Mr. Blaise Mentha was appointed by ULSA as of February 1, 1998.

Pension Benefits

Other than Mr. Edgard Zwirn, who is employed by a consulting company through a management contract, all of the named executive officers have retirement benefits pursuant to mandatory provisions of Swiss law. Under the Swiss system, amounts ranging from 9% to 15% of each employee's compensation, depending on age and sex, is deducted by the employer and paid to the social security system and to such employee's account in a fund managed by an independent insurance company, while the employer contributes like amounts. In addition to the legally required plans, UGL offers to its executive officers and other employees supplemental retirement programs, based upon a defined contribution system. During the year ended May 31, 1998, UGL's contribution to the supplemental retirement programs of the named executive officers averaged approximately $30,000 for each. Upon termination of employment contracts, the total employer contribution may be transferred to new pension plans. Relative to its executive officers, UGL has no other pension or retirement liability and has no unfunded liability.

Employment Agreements

Mr. Bruno Adam's employment agreement does not contain any special clause other than a notice period of 12 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon performance or results.

Mr. Eric Wavre's employment agreement does not contain any special clause other than a notice period of 6 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon performance or results.

Mr. Blaise Mentha's employment agreement does not contain any special clause other than a notice period of 6 months by either party, with or without cause. His agreement does not contain any provisions of mandatory bonus or additional compensation based upon performance or results.

The board of directors of ULSA determines all executive compensation, and may award bonuses or incentive pay to employees at their discretion.

During the years ended May 31, 1999, 1998 and 1997 respectively, a subsidiary of ULSA made payments of SFr. 835,000 (approximately $581,000), SFr. 720,000 (approximately $492,000) and SFr. 720,000 (then approximately $610,000) for consultancy services to a company which may be deemed to be affiliated with Mr. Enrico Gherardi, a Director of UniHolding who resigned as of May 31, 1999, and with Ms. Alessandra Van Gemerden a Director of UniHolding.

Stock Options

UniHolding amended its Stock Option Plan dated June 28, 1994 whereby options may be granted to directors, key officers or management personnel of UniHolding or any of its subsidiaries or affiliates. The aggregate number of shares available for issuance under such Plan is 500,000 shares of UniHolding's common stock each year. The Administrator, acting in agreement with a majority of the board of directors, determines the number of shares which shall be subject to each Option, the time or times when such Option(s) shall be granted, the exercise date(s) of such Option(s), and the exercise price of each option, but not less than 100% of the fair market value of the common stock on the date of granting such Option. This Plan will expire as of June 28, 2004.

On August 17, 1995, UniHolding implemented its amended Stock Option Plan with the grant of options for 163,750 shares of common stock to certain of its personnel. The options so granted are exercisable beginning in February 1997. None of these options have been exercised to date.

On July 9, 1996, a total of 357,142 additional options were granted. These options are all exercisable beginning in January 1998. None of these options have been exercised to date.

On August 22, 1997, a total of 352,142 additional options were granted. These options are all exercisable beginning in February 1999. None of these options have been exercised to date.

No options were granted by UniHolding to its executive officers named in the Summary Compensation Table for the years ended May 31, 1998, and May 31,1999.

The aggregate number of options granted to date by UniHolding to the above named persons are as follows:

    Executive Name      Fiscal Year 1995 Fiscal Year 1996  Fiscal Year 1997 Fiscal Year 1998  Fiscal Year 1999   Aggregate
                                                                                                                 Options
Edgard Zwirn                 50,000           112,821          112,821             -              -              275,642
Bruno Adam                   10,000           20,000            30,000             -              -               60,000
Eric Wavre                   2,500            20,000            25,000             -              -               47,500
Enrico Gherardi              50,000           112,821          112,821             -              -              275,642
Tobias Fenster                 -              12,000            12,000             -              -               24,000


The options granted in fiscal year 1995 have become exercisable on February 17, 1997, while those issued in fiscal year 1996 have become exercisable on January 9, 1998 and those issued in fiscal year 1997 have become exercisable on February 22, 1999. None of the options granted are in the money.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND DIRECTORS

As of February 15, 2000, there were issued 7,926,120 shares of Voting Common Stock, the only class of voting securities of UniHolding, including 298,384 shares of Non-voting Common Stock which converted to Voting Common Stock upon sale to UGL by their previous owner. Each share of Voting Common Stock entitles its holder to one vote, with the exception of 5,856,272 shares of Voting Common Stock held in treasury by UniHolding. There are accordingly 2,069,848 shares of Voting Common Stock presently with voting rights.

The following table sets forth, as of February 15, 2000, the name and address of each person known to UniHolding to be the beneficial owner of more than 5% of the Voting Common Stock, the total number of shares of Voting Common Stock owned by each such person and the percentage of the class owned by each such person. Except as otherwise noted, each such person has full voting and investment power with respect to the shares so owned.


 Title of Class                    Name and Address of        Amount and Nature of         Percent of Class (1)
                                    Beneficial Owner          Beneficial Ownership
Voting Common Stock
              "                Grace Brothers, Ltd.                444,587                      21.48%
                               1560 Sherman Avenue, Suite
                               900 Evanston, IL 60201 (2)

              "                Morgan Stanley & Co.                428,309                      20.69%
                               Incorporated
                               1585 Broadway New York, NY
                               10036 (4)

              "                BankAmerica                         232,494                      11.23%
                               [address] (3)

              "                All Directors and
                               Executive Officers as a                -
                               group


(1) Percent of Class is calculated by dividing the number of currently issued and outstanding shares held by such beneficial owner by the total number of currently issued and outstanding shares of UniHolding.

(2) Grace Brothers, Ltd. ("Grace Brothers") purchased from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") a subparticipation interest in a 100% participation interest in the Unilab Note purchased by DLJ from Unilab Corporation (the "Grace Brothers Subparticipation Interest"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock. Grace Brothers obtained beneficial ownership of 464,987 shares of UniHolding Common Stock by means of the Grace Brothers Subparticipation Interest.

(3)  BankAmerica  purchased  from  DLJ a  subparticipation  interest  in a  100%
participation interest in the Unilab Note purchased by DLJ from Unilab Corporation (the "BankAmerica Subparticipation Interest"). The Unilab Note converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock. BankAmerica obtained beneficial ownership of 232,494 shares of UniHolding Common Stock by means of the BankAmerica Subparticipation Interest.

(4) Morgan Stanley holds 408,988 shares that were acquired pursuant to the Morgan Stanley Agreement, including 75,655 that were acquired pursuant to antidilution rights related to the conversion of the Unilab Note. In addition, as per Schedule 13 G/A filed May 7, 1999, Morgan Stanley held as market maker 19,321 shares of UniHolding Common Stock.

Pursuant to the terms of a Stock Purchase Agreement, dated June 30, 1995, by and between UniHolding and UGL, UniHolding acquired 20% of the common stock of UGL in exchange for the Unilab Note in the principal amount of $15,000,000 and certain other consideration. The principal amount of the Unilab Note was due as of June 30, 1996. Pursuant to the terms of the Unilab Note, the Unilab Note was converted as of January 1, 1997 into 1,394,963 shares of UniHolding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS

The following sets forth certain relationships among beneficial shareholders, executive officers and directors of UniHolding, in particular, the relationship between Mr. Zwirn and Mr. Adam as executive officers and directors of UniHolding, of Unilabs Holdings SA, a Swiss corporation ("Swiss Holdings"), and of Unilabs Holdings SA, a Panamanian corporation ("Holdings").

The acquisition of March 31, 1994, whereby UniHolding acquired 60% of UGL and 100% of UCLE from Holdings with an option to purchase Holdings' majority interests in its Italian and Spanish operating subsidiaries is considered a related party transaction. Pursuant to the Acquisition Agreement, Holdings assigned to UniHolding its rights and obligations under the Stockholders'
Agreement with Unilab Corporation concerning UGL. In connection with the acquisition of 40% of UGL from Unilab Corporation on June 30, 1995, such Stockholders' Agreement was terminated.

During fiscal 1994, UGL acquired some of the minority interests in ULSA from Holdings through an offset of receivables from Holdings (aggregating approximately $10 million) against payables to Holdings. UGL thereafter owned 86% of ULSA.

On June 22, 1994, the board of directors of UniHolding determined that it would be in the best interest of UniHolding to accelerate the payment of the $18 million Promissory note (the "Note") to Holdings with shares of UniHolding's common stock in lieu of cash. The terms of the Note required payment of principal and interest (accruing at 5% per annum), in cash or shares, over five years with the first installment being due March 31, 1995. Holdings accepted early payment of the Note in shares of UniHolding's common stock in lieu of cash. Further, Holdings agreed that such payment would be calculated on the basis of $5.50 per share (prior to the reverse split of UniHolding's common stock). Accordingly, UniHolding issued 3,310,455 (prior to the reverse split of UniHolding's common stock) shares of common stock valued at $5.50 per share (unadjusted) to Holdings (equivalent to the principal and accrued interest of $18,207,500 as of June 22, 1994) in consideration for the cancellation of the Note.

During the year ended May 31, 1995, UniHolding acquired from Holdings (a) 186 additional shares of ULSA for a consideration of $1,800,000 paid in cash, and
(b) the Italian and Spanish laboratory operations for a consideration of $7,342,000 represented by two promissory notes subsequently offset against advances.

ULSA previously entered into a Cooperation Agreement dated March 25, 1992 with Holdings covering (i) the use of the Unilabs logo and provision of financial and market research advisory services to ULSA ("General Services") and (ii) mergers and acquisitions advisory services. The agreement, which expired on May 31, 1996, provided for an annual general services fee of $238,000 payable by ULSA. The Cooperation Agreement was assigned to and assumed by UniHolding pursuant to the Acquisition Agreement. Holdings also billed ULSA an additional $355,000 for general and administrative expenses and $282,000 as a finder's fee in relation to an acquisition during fiscal year 1994. UniHolding also billed Holdings $387,000 relating to laboratory management and consulting services in fiscal 1994. The management fees paid to Holdings by UniHolding provided for, among other things, the services of Mr. Bruno Adam up to May 31, 1994.

In December 1993, UniHolding extended a loan of approximately $2.9 million to Holdings bearing interest at an annual rate of 3.375% which was subsequently canceled by UniHolding on March 31, 1994, in partial consideration for the acquisition of the European clinical testing companies. Edgard Zwirn, as CEO of UniHolding, is compensated for his services through and pursuant to a management consulting agreement between a subsidiary of ULSA and a company in which he is a director. The agreement required in the year ended May 31, 1999, an annual payment of SFr 835,000 (approximately $581,000).

During the year ended May 31, 1995, UniHolding entered into a management services contract with a company which may be deemed to be affiliated with Mr. Enrico Gherardi, a Director of UniHolding who resigned on May 31, 1999. UniHolding paid SFr. 600,000 (then approximately $470,000) under this contract during the year ended May 31, 1995. As of May 31, 1995, the contract was terminated. During the years ended May 31, 1999, 1998, 1997 and 1996 respectively, a subsidiary of ULSA made payments of SFr. 835,000 (approximately $581,000), SFr. 720,000 (then approximately $492,000), SFr. 720,000 (then approximately $610,000) and SFr. 600,000 (then approximately $500,000) for consultancy services to a company which may be deemed to be affiliated with Mr. Enrico Gherardi and with Ms. Alessandra Van Gemerden, a Director of UniHolding.

During the year ended May 31, 1996, UniHolding acquired 155,000 shares of UniHolding's common stock from Holdings for $2,900,000, the then market value of such shares which was less than the cost of such shares to Holdings. UniHolding also purchased 13,000 shares of UniHolding's common stock for $217,000.

As of May 31, 1998, shareholders and affiliates of Holdings transferred 841,698 shares of UniHolding's common stock to UniHolding in full and final settlement of Holding's debt to UniHolding (approximately $5,050,000). In addition, during 1998 UniHolding purchased 266,848 shares of UniHolding common stock from Holdings for approximately $2,400,000.

During the year ended May 31, 1997, UGL acquired 20,000 bearer shares of ULSA's common stock from Holdings for SFr. 13.5 million (approximately $9.6 million), the fair market value of such shares which approximated the cost of such shares to Holdings. Half of such shares were resold by UGL to third party investors prior to ULSA's initial public offering at a value which was higher than the price paid by UGL to Holdings. The other half of such shares were resold by UGL in ULSA's initial public offering at a value which was higher than the price paid by UGL. According to the related purchase contracts, the purchase price was subject to an adjustment whereby UGL and Holdings would share on an equal basis any difference between the purchase price initially set and the price per share on the first day of trading of the ULSA shares on the Swiss Exchange after the ULSA initial public offering discussed below. Based upon the last price paid on April 25, 1997 (the first day of trading of the ULSA shares on the Swiss Exchange) of SFr. 705 per new ULSA bearer share, an amount (included in the above mentioned value) of SFr. 550,000 (approximately $390,000) became due by UGL to Holdings and was paid through a partial set-off of advances previously made.

During the year ended May 31, 1999, UGL acquired approximately 2.3 million shares of UniHolding from Holdings in exchange for UGL shares on a one-for-one basis. See Item 1, Business.

Following are entities affiliated with UniHolding, UGL and ULSA:

Holdings. Swiss Holdings owns 100% of Holdings. Edgard Zwirn is Chairman.

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

2. Financial Statement Schedule

EXHIBITS:

The information required pursuant to Item 601 of Regulation S-K is incorporated by reference to the Exhibit Index of this Report

REPORTS ON FORM 8-K:

1. Current Report on Form 8-K dated March 12, 1999 Reporting on Item 2


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

21   Subsidiaries of Registrant

27   Financial Data Schedule

99   Financial Statements Unilabs Group Limited
---------------
(1) Incorporated by reference to Current Report on Form 8-K dated February 20, 1997.

(2) Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997.

(3) Incorporated by reference to Current Report on Form 8-K dated January 31, 1997.

(4) Incorporated by reference to Quarterly Report on Form 10-Q for the period ended August 31, 1996

(5) Incorporated by reference to Quarterly Report on Form 10-Q for the period ended November 30, 1996.

(6) Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year ended May 31, 1996 .

(7) Incorporated by reference to Amended Current Report on Form 8-K/A dated May 30, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. UniHolding Corporation

Date: 2-15-00                                By: /s/ Bruno Adam
                                                -----------------------------
                                                Bruno Adam Treasurer/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Edgard Zwirn                         Date: 2-15-00
 Edgard Zwirn
 CEO and Director


By: /s/ Bruno Adam                           Date: 2-15-00
    Bruno Adam
    CFO and Secretary

By: /s/ Alessandra Van Gemerden              Date: 2-15-00
   Alessandra Van Gemerden Director

By: /s/ Tobias Fenster                       Date: 2-15-00
        Tobias Fenster Director

By: /s/ Daniel Regolatti                     Date: 2-15-00
        Daniel Regolatti Director

By: /s/ Pierre-Alain Blum                    Date: 2-15-00
        Pierre-Alain Blum Director